Form 10-Q
period 1998-03-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 1998-05-15
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-124

             TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC.
             ------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                            94-3266666
-------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

2000 Alameda de las Pulgas, Suite 250
San Mateo, California                                            94403
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (650) 345-2200
             --------------------------------------------------
            (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                             ---   ---

No active market for the shares of the limited liability company exists, and therefore the market value of such shares cannot be determined.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEET
-------------

                                                         (unaudited)
                                                          March 31,
                                                            1998
                                                         -----------
ASSETS

Cash and cash equivalents                                 $145,307
Organizational costs (net of
 accumulated amortization of $2,500)                        47,500
                                                           -------
     Total assets                                         $192,807
                                                           =======

LIABILITIES AND MEMBERS' EQUITY

Due to related parties                                    $207,890
                                                           -------
     Total liabilities                                     207,890

Commitments and contingencies (Notes 2 and 5)

Members' equity:
 Investors (shares outstanding
  of 1,445)                                                129,425
 Investment Managers                                            (8)
 Deferred distribution costs                              (144,500)
                                                           -------
     Total members' equity                                 (15,083)
                                                           -------
     Total liabilities and
       members' equity                                    $192,807
                                                           =======

See accompanying notes to financial statements.

STATEMENT OF OPERATIONS (unaudited)
----------------------------------

                                                    For the Period from
                                               January 22 to March 31, 1998
                                               ----------------------------

Income:
 Interest income                                        $    663
                                                          ------

     Total income                                            663

Costs and expenses:
 Management fees                                           2,890
 Independent Directors'
  compensation                                            10,500
 Amortization of organizational
  costs                                                    2,500
                                                          ------

     Total expenses                                       15,890
                                                          ------

Net realized loss                                       $(15,227)
                                                          ======

Net realized loss per share                             $    (12)
                                                          ======

See accompanying notes to financial statements.

STATEMENT OF MEMBERS' EQUITY (unaudited)
----------------------------------------

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Sales of Fund shares                  $144,500            --               --         144,500

Investment Managers'
 capital contributions                      --           144               --             144

Deferred distribution costs                 --            --         (144,500)       (144,500)

Net realized loss                      (15,075)         (152)              --         (15,227)
                                       -------           ---          -------         -------

Members' equity, March 31, 1998       $129,425            (8)        (144,500)        (15,083)
                                       =======           ===          =======         =======


See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (unaudited)
----------------------------------

                                                  For the Period from
                                              January 22 to March 31, 1998
                                              ----------------------------
Cash flows from operating activities:
 Interest received                                     $    663
                                                        -------

  Net cash provided by operating activities                 663
                                                        -------
Cash flows from financings:
 Proceeds from sale of investor shares                  144,500
 Investment Managers' capital contributions                 144
                                                        -------

  Net cash provided by financing activities             144,644
                                                        -------
Net increase in cash and
 cash equivalents                                       145,307
                                                        -------

Cash and cash equivalents at March 31                  $145,307
                                                        =======
Reconciliation of net realized loss to net
 cash provided by operating activities:

Net realized loss                                      $(15,227)

Adjustments to reconcile net realized loss to
 net cash provided by operating activities:
  Amortization of organizational costs                    2,500

Changes in assets and liabilities net of
 effects from noncash financing activities:
  Due to related parties                                 13,390
                                                        -------
  Net cash provided by operating activities            $    663
                                                        =======
Noncash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers                      $194,500
                                                        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    Summary of Significant Accounting Policies
      ------------------------------------------

      General
      -------

Technology Funding Venture Capital Fund VI, LLC (the Fund) is a Delaware limited liability company (LLC) organized in February, 1997. The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the Act). The Fund will operate as a nondiversified investment company as defined in the Act.

The Fund's investment objectives are long-term capital appreciation from venture capital investments in emerging growth companies and preservation of investor capital through risk management and active involvement with such companies.

The Fund's Investment Managers are Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI), a wholly owned subsidiary of TFL. Three Independent Directors and two persons affiliated with the Investment Managers (Affiliated Directors) serve as Directors of the Fund. The Investment Managers are responsible for the Fund's investments, subject to the supervision of the Directors.

From February 1997 through January 22, 1998, the Fund was inactive.

The Fund is offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The offering commenced on January 22, 1998, (the Commencement Date). There is no minimum offering amount. The shares are being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly-owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. The offering will terminate at the discretion of the Investment Managers but no later than January 22, 2000.

The Fund's fiscal year-end is December 31. The Fund will continue until December 31, 2007, subject to the right of the Directors to extend the term for up to two additional two-year periods.

In the opinion of the Investment Managers, the Balance Sheet as of March 31, 1998, and the related Statement of Operations, Statement of Members' Equity, and Statement of Cash Flows for the period from January 22, 1998 to March 31, 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations, members' equity, and cash flows for such period.

      Preparation of Financial Statements
      -----------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments, and are stated at cost plus accrued interest. The Fund considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

      Deferred Distribution Costs
      ---------------------------

Distribution costs consist of offering costs incurred pursuant to a Distribution Agreement with TFSC and TFI (the Distributors). The Fund will reimburse the Distributors for such costs. The Fund reports deferred distribution costs to the extent that investor capital has been raised as a liability and as a deduction from Members' Equity. Deferred Distribution Costs will be allocated to investors' capital accounts on a straight-line basis over the offering period, beginning in the period in which Fund investment activity commences.

      Organizational Costs
      --------------------

Organizational costs of $50,000 are amortized over sixty months using the straight-line method.

Effective in the first quarter of 1999, the unamortized portion of these costs will be expensed in full in accordance with Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

      Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The LLC members are to report their respective shares of LLC income or loss on their individual tax returns.

      Net Realized Loss Per Investor Share
      ------------------------------------

Net realized loss per investor share is calculated by dividing the weighted average number of investor shares outstanding for the period from January 22, 1998 to March 31, 1998 of 1,283 shares, into total net realized loss allocated to investors.

2.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the three months ended March 31, 1998, were as follows:

                                                                1998
                                                               -------
Management fees                                                $ 2,890
Independent Directors' compensation                             10,500
Amortization of organizational costs                             2,500

Management fees are equal to 2% of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fee will be 2% of the cost basis of Fund assets. Management fees compensate the Investment Managers solely for investment manager overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund.
Pursuant to the Operating Agreement, a full first year fee is paid to the Investment Managers as each additional investor is admitted to the Fund, regardless of the date the investor is admitted. At March 31, 1998, management fees payable totaled $2,890.

The Fund reimburses the Investment Managers and Distributors for organizational and distribution costs. Organizational and distribution costs payable at March 31, 1998, were $50,000 and $144,500, respectively. As discussed in Note 5, additional distribution costs have been, and will be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date plus $1,000 for each of the Directors meetings attended. For the period ended March 31, 1998, $10,500 of such fees were incurred by the Fund.

The Investment Managers contribute capital equal to 0.1% of total capital contributions made by the investors, payable as capital contributions are made by such investors. Through March 31, 1998, the Investment Managers contributed capital of $144.

3.    Allocation of Profits and Losses
      --------------------------------

Net realized profits and losses of the Fund are allocated as follows:

(a)  Profits

i) First, to those investors and Investment Managers with deficit capital account balances until the deficits have been eliminated; then,
ii) Second, to those investors and Investment Managers as necessary to offset net loss previously allocated under
(b)(ii) below; then,
iii) Third, 80% to the investors in proportion to capital account balances, and 20% to the Investment Managers.

(b)  Losses

i) First, to the investors and Investment Managers as necessary to offset net profit previously allocated to the investors under (a)(iii) above; then,
ii) Second, 99% to the investors and 1% to the Investment
Managers.

Losses allocable to investors in excess of their capital account balances will be allocated to investors that have positive balances in their capital accounts in proportion to the respective amounts of such positive balances until all such balances have been reduced to zero, and thereafter solely to the Investment Managers. Net profit thereafter otherwise allocable to the investors will be allocated to the Investment Managers to the extent of such allocated losses. In no event shall the Investment Managers be allocated less than 1% of the net profit of the Fund, plus their pro rata share based on capital contributed.

4.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at March 31, 1998, consisted of:

                                                              1998
                                                             ------
Demand accounts                                             $  1,144
Money-market accounts                                        144,163
                                                             -------
     Total                                                   145,307
                                                             =======

5.    Commitments and Contingencies
      -----------------------------

As discussed in Note 2, the Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At March 31, 1998, the Distributors had incurred distribution costs totaling $1,415,839, of which $144,500 has been recorded as a liability of the Fund, with the remaining portion of $1,271,399 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Liquidity and Capital Resources
-------------------------------

For the period from January 22 to March 31, 1998, net cash provided by operating activities totaled $663. The Fund received proceeds of $144,500 from sales of investor shares and $144 from Investment
Managers' capital contributions.

Cash and cash equivalents at March 31, 1998, were $145,307. Future proceeds from the sales of shares, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund Partnership operations through the next twelve months.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Fund during the quarter ended March 31, 1998.

b) Financial Data Schedule for the period ended and as of March 31, 1998 (Exhibit 27).

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  May 15, 1998    By:        /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller