Form 10-Q
period 1998-06-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 1998-08-14
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEET
-------------

                                                         (unaudited)
                                                           June 30,
                                                             1998
                                                         -----------
ASSETS

Cash and cash equivalents                                 $222,109
Restricted cash                                             10,500
Organizational costs (net of
 accumulated amortization of $5,000)                        45,000
                                                           -------
     Total assets                                         $277,609
                                                           =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses                     $ 11,890
Due to related parties                                     309,277
                                                           -------
     Total liabilities                                     321,167

Commitments and contingencies (Notes 2 and 5)

Members' equity:
 Investors (shares outstanding
  of 2,345)                                                191,145
 Investment Managers                                          (203)
 Deferred distribution costs                              (234,500)
                                                           -------
     Total members' equity                                 (43,558)
                                                           -------
     Total liabilities and
       members' equity                                    $277,609
                                                           =======

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
----------------------------------

                                                       For the Three             For the Period
                                                       Months Ended            From January 22 to
                                                       June 30, 1998              June 30, 1998
                                                       -------------           ------------------
Income:
 Interest income                                        $  1,227                      1,890
                                                          ------                     ------

     Total income                                          1,227                      1,890

Costs and expenses:
 Management fees                                           1,800                      4,690
 Independent Directors'
  compensation                                            10,950                     21,450
 Amortization of organizational
  costs                                                    2,500                      5,000
 Operating expenses                                       14,543                     14,543
                                                          ------                     ------

     Total costs and expenses                             29,793                     45,683
                                                          ------                     ------

Net realized loss                                       $(28,566)                   (43,793)
                                                          ======                     ======

Net realized loss per share                             $    (15)                       (26)
                                                          ======                     ======

See accompanying notes to financial statements.

STATEMENT OF MEMBERS' EQUITY (unaudited)
----------------------------------------

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Sales of Fund shares                  $234,500            --               --         234,500

Investment Managers'
 capital contributions                      --           235               --             235

Deferred distribution costs                 --            --         (234,500)       (234,500)

Net realized loss                      (43,355)         (438)              --         (43,793)
                                       -------           ---          -------         -------

Members' equity, June 30, 1998        $191,145          (203)        (234,500)        (43,558)
                                       =======           ===          =======         =======


See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (unaudited)
----------------------------------

                                                  For the Period from
                                              January 22 to June 30, 1998
                                              ---------------------------
Cash flows from operating activities:
 Interest received                                     $  1,890
 Cash paid to vendors                                    (2,654)
 Cash paid to related parties                            (1,362)
                                                        -------
  Net cash used by operating activities                  (2,126)
                                                        -------
Cash flows from financings:
 Proceeds from sale of investor shares                  234,500
 Investment Managers' capital contributions                 235
                                                        -------

  Net cash provided by financing activities             234,735
                                                        -------
Net increase in cash and restricted cash                232,609
                                                        -------

Cash and restricted cash at June 30                    $232,609
                                                        =======
Reconciliation of net realized loss to net
 cash provided by operating activities:

Net realized loss                                      $(43,793)

Adjustments to reconcile net realized loss to
 net cash used by operating activities:
  Amortization of organizational costs                    5,000

Changes in assets and liabilities net of
 effects from noncash financing activities:
  Accounts payable and accrued expenses                  11,890
  Due to related parties                                 24,777
                                                        -------
  Net cash used by operating activities                $ (2,126)
                                                        =======
Noncash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers                      $284,500
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

From February 1997 through January 22, 1998, the Fund was inactive.

The Fund is offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The offering commenced on January 22, 1998, (the Commencement Date). There is no minimum offering amount. The shares are being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly-owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. The offering will terminate at the discretion of the Investment Managers, but no later than January 22, 2000.

The Fund's fiscal year-end is December 31. The Fund will continue until December 31, 2007, subject to the right of the Directors to extend the term for up to two additional two-year periods.

In the opinion of the Investment Managers, the accompanying interim financial statements, reflect all adjustments necessary for a fair presentation of the financial position, results of operations, members' equity, and cash flows for the interim periods presented.

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

      Net Realized Loss Per Investor Share
      ------------------------------------

Net realized loss per investor share is calculated by dividing the weighted average number of investor shares outstanding for the periods from January 22, 1998 to June 30, 1998 and April 1, 1998 to June 30, 1998 of 1,659 and 1,888 shares, respectively, into total net realized loss allocated to investors. The Investment Managers contributed an amount equal to 0.1% of investors capital contributions and did not receive any shares.

2.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the period from January 22, 1998 to June 30, 1998, were as follows:

                                                                 1998
                                                                -------
Management fees                                                $ 4,690
Independent Directors' compensation                             21,450
Amortization of organizational costs                             5,000

Management fees are equal to 2% of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fee will be 2% of the cost basis of Fund assets. Management fees compensate the Investment Managers solely for investment manager overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund.
Pursuant to the Operating Agreement, a full first year fee is paid to the Investment Managers as each additional investor is admitted to the Fund, regardless of the date the investor is admitted. At June 30, 1998, management fees payable totaled $4,690.

The Fund reimburses the Investment Managers and Distributors for organizational and distribution costs. Organizational and distribution costs payable at June 30, 1998, were $50,000 and $234,500, respectively. As discussed in Note 5, additional distribution costs have been, and will be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date plus $1,000 for each of the Directors meetings attended. For the period ended June 30, 1998, $21,450 of such fees were incurred by the Fund. At June 30, 1998, such fees payable totaled $15,000.

The Investment Managers have paid certain operating expenses of the Fund on the Fund's behalf. At June 30, 1998, due to related parties for such expenses was $5,087.

The Investment Managers contribute capital equal to 0.1% of total capital contributions made by the investors, payable as capital contributions are made by such investors. Through June 30, 1998, the Investment Managers contributed capital of $235.

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

4.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at June 30, 1998 consisted of:

                                                              1998
                                                             ------
Demand accounts                                             $  9,234
Money-market accounts                                        212,875
                                                             -------
     Total                                                  $222,109
                                                             =======

5.    Commitments and Contingencies
      -----------------------------

As discussed in Note 2, the Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At June 30, 1998, the Distributors had incurred distribution costs totaling $1,846,488, of which $234,500 has been recorded as a liability of the Fund, with the remaining portion of $1,611,988 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic wire transfer (ACH) and credit card transactions, are restricted for a maximum period of ninety days. At June 30, 1998, such restricted funds totaled $10,500.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Liquidity and Capital Resources
-------------------------------

For the period from January 22 to June 30, 1998, net cash used by operating activities totaled $2,126. The Fund received proceeds of $234,500 from sales of investor shares and $235 from Investment
Managers' capital contributions.

Cash and cash equivalents at June 30, 1998, were $232,609. Future proceeds from the sales of shares, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund operations through the next twelve months.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Fund during the quarter ended June 30, 1998.

b) Financial Data Schedule for the period ended and as of June 30, 1998 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  August 12, 1998 By:        /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller