Form 10-Q
period 1998-09-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 1998-11-13
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEET
-------------

                                                        (unaudited)
                                                        September 30,
                                                            1998
                                                        ------------
ASSETS

Cash and cash equivalents                                 $208,064
Restricted cash                                             22,000
Organizational costs (net of
 accumulated amortization of $7,500)                        42,500
                                                           -------
     Total assets                                         $272,564
                                                           =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses                     $ 10,885
Due to related parties                                     322,663
                                                           -------
     Total liabilities                                     333,548

Commitments and contingencies (Notes 2 and 5)

Members' equity:
 Investors (shares outstanding
  of 3,490)                                                289,074
 Investment Managers                                          (256)
 Deferred distribution costs                              (349,802)
                                                           -------
     Total members' equity                                 (60,984)
                                                           -------
     Total liabilities and
       members' equity                                    $272,564
                                                           =======

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
----------------------------------

                                                       For the Three             For the Period
                                                        Months Ended           From January 22 to
                                                     September 30, 1998        September 30, 1998
                                                     ------------------        ------------------
Income:
 Interest income                                        $  1,758                      3,648
                                                          ------                     ------

     Total income                                          1,758                      3,648

Costs and expenses:
 Management fees                                           2,290                      6,980
 Independent Directors'
  compensation                                            11,234                     32,684
 Amortization of organizational
  costs                                                    2,500                      7,500
 Operating expenses:
  Administrative and investor services                       162                      3,397
  Professional fees                                        2,310                     13,618
                                                          ------                     ------
         Total operating expenses                          2,472                     17,015
                                                          ------                     ------
     Total costs and expenses                             18,496                     64,179
                                                          ------                     ------
Net realized loss                                       $(16,738)                   (60,531)
                                                          ======                     ======

Net realized loss per share                             $     (5)                       (29)
                                                          ======                     ======

See accompanying notes to financial statements.

STATEMENT OF MEMBERS' EQUITY (unaudited)
----------------------------------------

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Sales of Fund shares                  $349,000            --               --         349,000

Investment Managers'
 capital contributions                      --           349               --             349

Deferred distribution costs                 --            --         (349,802)       (349,802)

Net realized loss                      (59,926)         (605)              --         (60,531)
                                       -------           ---          -------         -------

Members' equity, September 30, 1998   $289,074          (256)        (349,802)        (60,984)
                                       =======           ===          =======         =======


See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS (unaudited)
----------------------------------

                                                  For the Period from
                                           January 22 to September 30, 1998
                                           --------------------------------
Cash flows from operating activities:
 Interest received                                    $   3,648
 Cash paid to vendors                                    (6,130)
 Cash paid to related parties                           (16,001)
                                                        -------
  Net cash used by operating activities                 (18,483)
                                                        -------
Cash flows from financing activities:
 Proceeds from sale of investor shares                  349,000
 Investment Managers' capital contributions                 349
 Payments for organizational and
  distribution costs                                   (100,802)
                                                        -------
  Net cash provided by financing activities             248,547
                                                        -------
Net increase in cash and restricted cash                230,064
                                                        -------

Cash and restricted cash at September 30              $ 230,064
                                                        =======
Reconciliation of net realized loss to net
 cash provided by operating activities:

Net realized loss                                     $ (60,531)

Adjustments to reconcile net realized loss to
 net cash used by operating activities:
  Amortization of organizational costs                    7,500

Changes in assets and liabilities net of
 effects from noncash financing activities:
  Accounts payable and accrued expenses                  10,885
  Due to related parties                                 23,663
                                                        -------
  Net cash used by operating activities               $ (18,483)
                                                        =======
Noncash financing activities:

Deferred distribution costs due
 to Investment Managers                               $ 299,000
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

      Net Realized Loss Per Investor Share
      ------------------------------------

Net realized loss per investor share is calculated by dividing the weighted average number of investor shares outstanding for the periods from January 22, 1998 to September 30, 1998 and July 1, 1998 to September 30, 1998 of 2,099 and 3,112 shares, respectively, into total net realized loss allocated to investors. The Investment Managers contributed an amount equal to 0.1% of investors capital contributions and did not receive any shares.

2.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the period from January 22, 1998 to September 30, 1998, were as follows:

                                                                 1998
                                                                -------
Management fees                                                $ 6,980
Independent Directors' compensation                             32,684
Amortization of organizational costs                             7,500

Management fees are equal to 2% of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fee will be 2% of the cost basis of Fund assets. Management fees compensate the Investment Managers solely for investment manager overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund.
Pursuant to the Operating Agreement, a full first year fee is paid to the Investment Managers as each additional investor is admitted to the Fund, regardless of the date the investor is admitted. At September 30, 1998, management fees payable totaled $6,980.

The Fund reimburses the Investment Managers and Distributors for organizational and distribution costs. Distribution costs payable at September 30, 1998, were $299,000. As discussed in Note 5, additional distribution costs have been, and will be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date plus $1,000 for each of the Directors meetings attended. For the period ended September 30, 1998, $32,684 of such fees were incurred by the Fund. At September 30, 1998, such fees payable totaled $7,500.

The Investment Managers have paid certain operating expenses of the Fund on the Fund's behalf. At September 30, 1998, due to related parties for such expenses was $9,183.

The Investment Managers contribute capital equal to 0.1% of total capital contributions made by the investors, payable as capital contributions are made by such investors. Through September 30, 1998, the Investment Managers contributed capital of $349.

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

4.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at September 30, 1998 consisted of:

                                                              1998
                                                             ------
Demand account                                              $  1,500
Money-market account                                         206,564
                                                             -------
     Total                                                  $208,064
                                                             =======

As of September 30, 1998, the Fund's monies were on deposit at a single financial institution.

5.    Commitments and Contingencies
      -----------------------------

As discussed in Note 2, the Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At September 30, 1998, the Distributors had incurred distribution costs totaling $2,075,725, of which $50,000 has been paid and $299,000 has been recorded as a liability of the Fund, with the remaining portion of $1,726,725 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic wire transfer (ACH) and credit card transactions, are restricted for a maximum period of ninety days. At September 30, 1998, such restricted funds totaled $22,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Liquidity and Capital Resources
-------------------------------

For the period from January 22 to September 30, 1998, net cash used by operating activities totaled $18,483. The Fund received proceeds of $349,000 from sales of investor shares and $349 from Investment
Managers' capital contributions. Organizational and distribution costs of $100,802 were paid.

Cash and cash equivalents at September 30, 1998, were $208,064. Future proceeds from the sales of shares, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund operations through the next twelve months.

The Year 2000
-------------

The widespread use of computer programs that rely on two-digit date programs to perform computations and decision-making functions may cause computer systems to malfunction in the year 2000 and lead to significant business delays and disruptions.

The Investment Managers have completed a preliminary assessment of the internal financial, information and operating systems which it provides to the Fund. Implementation and testing of necessary system modifications is in progress and will be completed well before December 31, 1999. The Investment Managers are also monitoring the progress of software vendors and third-party processors on which it relies, as well as the progress of portfolio companies in which it has made significant investments.

The Investment Managers do not expect the cost of the internal system modifications to be material to the Fund's financial statements.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Fund during the quarter ended September 30, 1998.

b) Financial Data Schedule for the period ended and as of September 30, 1998 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  November 12, 1998    By:   /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller