Form 10-K
period 1998-12-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 1999-03-31
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the Year Ended December 31, 1998

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

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act: Limited Liability Company Investor shares.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.                                    Yes X No
                                                        ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.         [   ]
No active market for the shares of the limited liability company investor shares ("Shares") exists, and therefore the market value of such Shares cannot be determined.
Documents incorporated by reference: Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997 Pre-effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Capital Fund VI, LLC (the
"Fund") is a limited liability company organized under the laws of the State of Delaware in February 1997, and was inactive until it commenced the sale of Shares in January
1998. The purpose of the Fund is to make venture capital investments in emerging growth companies and preserve investor capital through risk management and active involvement with such companies as described in the "Summary of the Offering" and "Business of the Fund" sections of the Prospectus dated June 4, 1998. The Fund has elected to be a business development company under the Investment Company Act of 1940, as amended (the "Act"), and operates as a non-diversified investment company as that term is defined in the Act. Additional characteristics of the Fund's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The
Fund will continue until December 31, 2007, subject to the right of the Directors to extend the term for up to two additional two-year periods.

Item 2.  PROPERTIES
------   ----------

The Registrant has no material physical properties.

Item 3.  LEGAL PROCEEDINGS
------   -----------------

There are no material pending legal proceedings to which the Registrant is party or of which any of its property is the subject, other than routine litigation incidental to the business of the Fund.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

No matter was submitted to a vote of the holders of shares of the Fund during 1998.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Shares.


(b) At December 31, 1998, there were 98 shareholders of record.

(c)  The Registrant, does not pay dividends.
    Distributions of cash and securities, however, may be made to the investors in the Fund pursuant to the Registrant's Operating Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                            For the Period from
                                               January 22 to
                                             December 31, 1998
                                            -------------------


Interest income                                  $  5,109
Net operating loss                                (96,994)
Net realized loss                                 (96,994)
Net realized loss per Share                           (39)
Total assets                                      214,692


Refer to the financial statement notes entitled "Summary of Significant Accounting Policies" and "Allocation of Profits and
Losses" for a description of the method of calculation of net realized loss per Share.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

For the period from January 22 to December 31, 1998, net cash used by operating activities totaled $25,427. The Fund received proceeds of $371,000 from sales of investor shares and $371 from Investment Managers' capital contributions.
The Fund paid $36,706 to the Independent Directors as compensation for their services. Related parties advanced $11,474 to the Fund to pay operating expenses and $5,304 in operating expenses were paid by the Fund. Interest income of $5,109 was received. The Fund paid related parties $170,000 for organizational and distribution costs. Other distribution costs of $1,252 were paid.

Cash and cash equivalents at December 31, 1998, were $153,692. Future proceeds from the sales of shares, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund operations through the next twelve months.

Results of Operations
---------------------

Net loss for the period from January 22 to December 31, 1998 totaled $96,994 and was comprised of operating expenses of $40,477, Independent Directors' compensation of $44,206, amortization of organizational costs of $10,000, and management fees of $7,420, offset by interest income of $5,109.

Given the inherent risk associated with the business of the Fund, the future sale of Fund shares and the performance of future portfolio company investments may significantly impact future operations.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Fund's State of Readiness
------------------------------------

Computer services are provided to the Fund by its Investment Manager, Technology Funding Inc. ("TFI".) For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Fund operations. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI is reviewing public Year 2000 statements of those suppliers and preparing questionnaires to be sent to mission-critical vendors whose public statements were not adequate for assessment. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Fund and its operations. TFI is also working with the Fund's potential portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Fund may invest will be timely converted, or that failure to convert will not have a material adverse effect on the Fund.

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1998 related to Year 2000 issues were not material to the Fund's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Fund.

The Risks Associated with Year 2000 Issues
------------------------------------------

Any failure by the portfolio companies in which the Fund may invest, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Fund's investments. If Year 2000 compliance issues are not resolved by December 31, 1999, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Fund's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Fund's daily operations. While TFI continues to address its internal Year 2000 issues, until TFI receives and evaluates responses from a significant number of its suppliers, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Fund and its operations.

TFI's Contingency Plan
----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most mission-critical systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

The Directors are responsible for the management and administration of the Fund. The Directors consist of three Independent Directors and a representative from each of Technology Funding Ltd., a California limited partnership ("TFL"), and its wholly owned subsidiary, Technology Funding Inc., a California corporation ("TFI"). TFL and TFI are the Investment Managers. The Fund has no executive officers. Information concerning the ownership of TFL and the business experience of the key officers of TFI, the partners of TFL and the Independent Directors is incorporated by reference from the sections entitled "Management of the Fund - The Investment Managers, "Management of the Fund - Key Personnel of the Investment Managers" and "Management of the Fund-The Fund Directors" on pages 23 to 25 of the Prospectus as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997 Pre-effective Amendment No 1 to the Form N-2 Registration Statement No 333-23913 dated July 11, 1997.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers. The Fund pays the Investment Managers a management fee for supervising the venture capital operations of the Fund. In 1998, the Fund incurred $7,420 in management fees. As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date, $1,000 for each attended meeting of the Directors, $1,000 for each attended committee meeting unless such committee meeting is held on the same day as a meeting of the Directors, and related expenses. For the period from January 22 to December 31, 1998, $44,206 of such fees were incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No Investor beneficially holds more than 5% of the aggregate number of shares offered for sale, and neither the Investment Managers nor any of their officers, directors or partners own any shares. None of the Independent Directors own any shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant, has engaged in no transactions with the Investment Managers or their officers and partners other than as described above, in the notes to the financial statements, or in the Fund's Operating Agreement.



Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K
(1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheet as of December 31, 1998
                  Statement of Operations for the period from
                   January 22, to December 31, 1998
                  Statement of Members' Equity for the period from
                   January 22, to December 31, 1998
                  Statement of Cash Flow for the period from
                   January 22, to December 31, 1998
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Operating Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated June 4, 1998 (accession number 0000950133-98-
002220), forming a part of the December 5, 1997
pre-effective Amendment No. 1 to the Form N-2
Registration Statement No. 333-23913 dated July 11,
1997 filed pursuant to Rule 424(b) of the General
Rules and Regulations under the Securities Act of
1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the period from January 22 to December 31, 1998.

         (c) Financial Data Schedule for the period from January 22 to December 31, 1998 and as of December 31, 1998
(Exhibit 27).





                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------









The Members
Technology Funding Venture Capital Fund VI, LLC:


We have audited the accompanying balance sheet of Technology Funding Venture Capital Fund VI, LLC (a Delaware limited liability company) as of December 31, 1998, and the related statements of operations, members' equity, and cash flows for the period from January 22 to December 31, 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Capital Fund VI, LLC as of December 31, 1998, and the results of its operations and its cash flows for the period from January 22 to December 31, 1998, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                                    /S/KPMG LLP
March 26, 1999

BALANCE SHEET
-------------

                                                      December 31, 1998
                                                     ------------------
ASSETS

Cash and cash equivalents                                 $153,692
Restricted cash                                             21,000
Organizational costs (net of
 accumulated amortization of $10,000)                       40,000
                                                           -------
     Total assets                                         $214,692
                                                           =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses                     $ 35,173
Due to related parties                                     277,394
                                                           -------
     Total liabilities                                     312,567

Commitments, contingencies, and subsequent events
 (Notes 2, 5, and 6)

Members' equity:
 Investors (shares outstanding
  of 3,710)                                                274,976
 Investment Managers                                          (599)
 Deferred distribution costs                              (372,252)
                                                           -------
     Total members' equity                                 (97,875)
                                                           -------
     Total liabilities and
       members' equity                                    $214,692
                                                           =======

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                                       For the Period
                                                     From January 22 to
                                                      December 31, 1998
                                                     ------------------
Income:
 Interest income                                        $  5,109
                                                         -------
     Total income                                          5,109

Costs and expenses:
 Management fees                                           7,420
 Independent Directors' compensation                      44,206
 Amortization of organizational costs                     10,000
 Operating expenses:
  Administrative and investor services                     4,068
  Professional fees                                       36,409
                                                         -------
     Total operating expenses                             40,477
                                                         -------
     Total costs and expenses                            102,103
                                                         -------
Net realized loss                                       $(96,994)
                                                         =======
Net realized loss per Share                             $    (39)
                                                         =======

See accompanying notes to financial statements.

STATEMENT OF MEMBERS' EQUITY
----------------------------

For the period from January 22, to December 31, 1998:
                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Sales of Fund shares                  $371,000            --               --         371,000

Investment Managers'
 capital contributions                      --           371               --             371

Deferred distribution costs                 --            --         (372,252)       (372,252)

Net realized loss                      (96,024)         (970)              --         (96,994)
                                       -------           ---          -------         -------

Members' equity, December 31, 1998    $274,976          (599)        (372,252)        (97,875)
                                       =======           ===          =======         =======


See accompanying notes to financial statements.

STATEMENT OF CASH FLOWS
-----------------------

                                                       For the Period
                                                     From January 22 to
                                                      December 31, 1998
                                                     ------------------
Cash flows from operating activities:
 Interest received                                     $  5,109
 Cash paid to vendors                                    (5,304)
 Cash paid to related parties                           (25,232)
                                                        -------
  Net cash used by operating activities                 (25,427)
                                                        -------
Cash flows from financing activities:
 Proceeds from sale of investor shares                  371,000
 Investment Managers' capital contributions                 371
 Payments for organizational and
  distribution costs                                   (171,252)
 Payments to restricted cash                            (21,000)
                                                        -------
  Net cash provided by financing activities             179,119
                                                        -------
Net increase in cash and cash equivalents               153,692
                                                        -------
Cash and cash equivalents at December 31               $153,692
                                                        =======
Reconciliation of net realized loss to net
 cash provided by operating activities:

Net realized loss                                      $(96,994)

Adjustments to reconcile net realized loss to
 net cash used by operating activities:
  Amortization of organizational costs                   10,000
  Changes in assets and liabilities net of
   effects from noncash financing activities:
    Accounts payable and accrued expenses                35,173
    Due to related parties                               26,394
                                                        -------
  Net cash used by operating activities                $(25,427)
                                                        =======
Noncash financing activities:

Deferred distribution costs due
 to Investment Managers                                $251,000
                                                        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.    Summary of Significant Accounting Policies
      ------------------------------------------

      General
      -------

Technology Funding Venture Capital Fund VI, LLC (the Fund) is a Delaware limited liability company (LLC) organized in February 1997. The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the Act). The Fund will operate as a nondiversified investment company as defined in the Act.

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

From February 1997 through January 22, 1998, the Fund was inactive.

The Fund is offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The offering commenced on January 22, 1998, (the Commencement Date). There is no minimum offering amount. The shares are being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. The offering will terminate at the discretion of the Investment Managers, but no later than June 4, 2000.

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

      Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents are principally comprised of cash invested in demand accounts and money market instruments and are stated at cost plus accrued interest. The Fund considers all money market and short-term investments with an original maturity of three months or less to be cash equivalents.

      Deferred Distribution Costs
      ---------------------------

Distribution costs primarily consist of offering costs incurred pursuant to a Distribution Agreement with TFSC and TFI (the Distributors). The Fund will reimburse the Distributors for such costs. The Fund reports these deferred distribution costs, to the extent that investor capital has been raised, as a liability and as a deduction from Members' equity. Merchant fees charged on shares purchased by credit card are also included in deferred distribution costs. Deferred distribution costs will be allocated to investors' capital accounts on a straight-line basis over the offering period, beginning in the period in which Fund investment activity commences.

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

      Net Realized Loss Per Investor Share
      ------------------------------------

Net realized loss per investor share is calculated by dividing the weighted average number of investor shares outstanding for the period from January 22, 1998 to December 31, 1998 of 2,481 shares into total net realized loss allocated to investors. The Investment Managers contributed an amount equal to 0.1% of investors' capital contributions and did not receive any shares.

2.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the period from January 22, 1998 to December 31, 1998, were as follows:

                                                                 1998
                                                                -------
Management fees                                                $ 7,420
Independent Directors' compensation                             44,206
Amortization of organizational costs                            10,000

Management fees are equal to 2% of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fee will be 2% of the cost basis of Fund assets. Management fees compensate the Investment Managers solely for Investment Manager Overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund.
Pursuant to the Operating Agreement, a full first-year fee is paid to the Investment Managers as each additional investor is admitted to the Fund, regardless of the date the investor is admitted. At December 31, 1998, management fees payable totaled $7,420.

Pursuant to the Operating Agreement, the Fund shall reimburse the Investment Managers for operational costs incurred by the Investment Managers in conjunction with the business of the Fund. At December 31, 1998, due to related parties for such expenses was $11,474.

The Fund reimburses the Investment Managers and Distributors for organizational and distribution costs. Organization costs charged to the Fund and paid by the Fund in 1998 were $50,000. Distribution costs charged to the Fund during 1998 were $371,000 and the amount payable at December 31, 1998 was $251,000. As discussed in Note 5, additional distribution costs have and will be incurred by the Distributors.
These additional costs will be payable by the Fund as additional investor capital is raised.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date plus $1,000 for each of the Directors meetings attended. For the period ended December 31, 1998, $44,206 of such fees were incurred by the Fund. At December 31, 1998, fees payable to Independent Directors were $7,500.

The Investment Managers contribute capital equal to 0.1% of total capital contributions made by the investors, payable as capital contributions are made by such investors. Through December 31, 1998, the Investment Managers contributed capital of $371.

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

Losses allocable to investors in excess of their capital account balances will be allocated to investors that have positive balances in their capital accounts in proportion to the respective amounts of such positive balances until all such balances have been reduced to zero and thereafter solely to the Investment Managers. Net profit thereafter otherwise allocable to the investors will be allocated to the Investment Managers to the extent of such allocated losses. In no event shall the Investment Managers be allocated less than 1% of the net profit of the Fund, plus their pro rata share based on capital contributed.

4.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at December 31, 1998 consisted of:

                                                              1998
                                                             ------
Demand account                                              $  1,500
Money-market account                                         152,192
                                                             -------
     Total                                                  $153,692
                                                             =======

As of December 31, 1998, the Fund's monies were on deposit at a single financial institution.

5.    Commitments and Contingencies
      -----------------------------

As discussed in Note 2, the Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At December 31, 1998, the Distributors had incurred distribution costs totaling $2,146,630, of which $120,000 has been paid and $251,000 has been recorded as a liability of the Fund, with the remaining portion of $1,775,630 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At December 31, 1998, such restricted funds totaled $21,000.

6.    Subsequent Events
      -----------------

In March 1999, the Fund purchased 23,076 Series F Preferred shares of Biex, Inc. for $60,000. Biex, Inc. is a privately held company in the medical industry and there is no public market for these shares.

The Fund also purchased 11,157 Series D Preferred shares of WorldRes, Inc. for $67,500 in March 1999. WorldRes, Inc. is a privately held company in the information technology industry and there is no public market for these shares.



                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC

                           By:  TECHNOLOGY FUNDING INC.
                                Investment Manager


Date:  March 29, 1999      By:     /s/Michael Brenner
                                ------------------------------
                                      Michael Brenner
                                      Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 29, 1999
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding, Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.