Form 10-Q
period 1999-03-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 1999-05-17
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                        March 31,        December 31,
                                          1999              1998
                                       -----------      -----------
ASSETS

Equity investments (cost basis of
 $127,497)                              $127,497               --
Cash and cash equivalents                 36,216          153,692
Restricted cash                            8,500           21,000
Organizational costs (net of
 accumulated amortization of $10,000
 in 1998)                                     --           40,000
                                         -------          -------
     Total assets                       $172,213          214,692
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued
 expenses                               $ 26,521           35,173
Due to related parties                   348,601          277,394
                                         -------          -------
     Total liabilities                   375,122          312,567

Commitments, contingencies and
 subsequent event (Notes 5, 6 and 8)

Members' equity:
 Investors (shares outstanding
  of 3,826 and 3,710 in 1999 and
  1998, respectively)                    182,660          274,976
 Investment Managers                      (1,637)            (599)
 Deferred distribution costs            (383,932)        (372,252)
                                         -------          -------
     Total members' equity              (202,909)         (97,875)
                                         -------          -------
     Total liabilities and
       members' equity                  $172,213          214,692
                                         =======          =======

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three
                                                       Months Ended
                                                         March 31,
                                               --------------------------
                                                1999                1998
                                               ------              ------
Income:
 Interest income                            $     917                 663
                                              -------              ------
     Total income                                 917                 663

Costs and expenses:
 Management fees                                  232               2,890
 Independent Directors' compensation           16,003              10,500
 Amortization of organizational costs              --               2,500
 Operating expenses:
  Investment operations                        10,151                  --
  Administrative and investor services         21,710                  --
  Professional fees                            14,157                  --
  Computer services                             3,630                  --
                                              -------              ------
     Total operating expenses                  49,648                  --
                                              -------              ------
     Total expenses                            65,883              15,890
                                              -------              ------
Net realized loss before cumulative
 effect of change in accounting
 principle                                    (64,966)            (15,227)

Cumulative effect of change in
 accounting principle (Note 2)                (40,000)                 --
                                              -------              ------
Net realized loss                           $(104,966)            (15,227)
                                              =======              ======
Net realized loss per Share before
 cumulative effect of change in
 accounting principle                       $  (17.08)             (11.75)

Cumulative effect of change in
 accounting principle (Note 2)                 (10.52)                 --
                                              -------              ------
Net realized loss per Share                 $  (27.60)             (11.75)
                                              =======              ======

See accompanying notes to financial statements.

STATEMENTS OF MEMBERS' EQUITY (unaudited)
-----------------------------------------

For the three months ended March 31, 1999

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Members' equity, December 31, 1998    $274,976          (599)        (372,252)        (97,875)

Sales of Fund shares                    11,600            --               --          11,600

Investment Managers'
 capital contributions                      --            12               --              12

Deferred distribution costs                 --            --          (11,680)        (11,680)

Net realized loss                     (103,916)       (1,050)              --        (104,966)
                                       -------         -----          -------         -------

Members' equity, March 31, 1999       $182,660        (1,637)        (383,932)       (202,909)
                                       =======         =====          =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                       For the Three Months Ended March 31,
                                                1999           1998
                                       ------------------------------------
Cash flows from operating activities:
 Interest received                           $    917            663
 Cash paid to vendors                         (32,397)            --
 Cash advances received from related
  parties                                      17,469             --
                                              -------        -------
  Net cash (used) provided by operating
   activities                                 (14,011)           663
                                              -------        -------
Cash flows from investing activities:
 Purchase of equity investments              (127,497)            --
                                              -------        -------
  Net cash used by investing activities      (127,497)            --

Cash flows from financings:
 Proceeds from sale of investor shares         11,600        144,500
 Investment Managers' capital contributions        12            144
 Payments for distribution costs                  (80)            --
 Payments from restricted cash                 12,500             --
                                              -------        -------
  Net cash provided by financing activities    24,032        144,644
                                              -------        -------
Net (decrease) increase in cash and
 cash equivalents                            (117,476)       145,307
Cash and cash equivalents at beginning
 of year                                      153,692             --
                                              -------        -------

Cash and cash equivalents at March 31        $ 36,216        145,307
                                              =======        =======

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

                                       For the Three Months Ended March 31,
                                                1999           1998
                                       ------------------------------------

Reconciliation of net realized loss to net cash (used) provided by operating activities:

Net realized loss                           $(104,966)       (15,227)

Adjustments to reconcile net realized loss
 to net cash (used) provided by operating
 activities:
  Amortization of organizational costs             --          2,500
  Cumulative effect of change in
   accounting principle                        40,000             --
Changes in assets and liabilities net of
 effects from noncash financing activities:
  Due to related parties                       59,607         13,390
  Accounts payable and accrued expenses        (8,652)            --
                                              -------        -------
  Net cash (used) provided by operating
   activities                               $ (14,011)           663
                                              =======        =======
Noncash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers           $  11,600        194,500
                                              =======        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    General
      -------

In the opinion of the Investment Managers, the Balance Sheets as of March 31, 1999 and December 31, 1998 and the related Statements of Operations, Statements of Member's Equity, and Statements of Cash Flows for the three months ended March 31, 1999 and 1998, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. The following notes to financial statements for activity through March 31, 1999, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Investors is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.    Change in Accounting Policy for Organizational Costs
      ----------------------------------------------------

Effective January 1, 1999, the Fund adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5.") SOP 98-5 specifies that organizational costs should be expensed as incurred rather than capitalized and subsequently amortized.

The effect of adopting SOP 98-5 on net realized loss before the cumulative effect of the change in accounting principle for the three months ended March 31, 1999 was to reduce the loss by $2,500, or $.66 per share. The effect on net realized loss (including a non-cash charge of $40,000, or $10.52 per share, for the cumulative effect as of January 1,
1999) was $37,500, or $9.86 per share. The cumulative effect of this change on the Fund's balance sheet as of January 1, 1999 was to reduce organizational costs by $40,000.

The pro forma effect of retroactive application of this accounting principle would have resulted in net realized loss for the three months ended March 31, 1999 and March 31, 1998 of $64,966 and $62,727,
respectively, and net realized loss per Share of $17.08 and $48.40, respectively.

3.    Financing of Fund Operations
      ----------------------------

The Investment Managers expect cash received from future investor share sales, liquidation of fund investments, and investment income to provide the necessary liquidity for Fund operations. The Fund may be dependent upon the financial support of the Investment Managers to fund operations if future proceeds are not received timely. The Investment Managers have committed to support the Fund's working capital requirements through short-term advances as necessary.

4.    Net Realized Income (Loss) Per Share
      ------------------------------------

Net realized income (loss) per Share is calculated by dividing total net realized income (loss) allocated to the Investors by the average number of Shares outstanding for the three months ended March 31, 1999 and 1998 of 3,766 and 1,283, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the three months ended March 31, 1999 and 1998, were as follows:

                                                 1999            1998
                                                ------          ------
Management fees                                $   232           2,890
Independent Directors' compensation             16,003          10,500
Reimbursable operating expenses                 25,903              --

At March 31, 1999 and December 31, 1998 management fees payable totaled $7,652 and $7,420, respectively.

The Investment Managers began charging the Fund for operating expenses upon commencement of investment activity in 1999. Prior to 1999, the Fund's operating expenses were absorbed by the Investment Managers.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At March 31, 1999 and December 31, 1998, due to related parties for such expenses was $70,849 and $11,474, respectively

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs charged to the Fund by related parties were $11,600 and $144,500 in the three months ended March 31, 1999 and 1998, respectively. As discussed in Note 8, additional distribution costs have been, and will be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised. Distribution costs payable were $262,600 and $251,000 at March 31, 1999 and December 31 1998, respectively.

At March 31, 1999 and December 31, 1998, fees payable to Independent Directors were $7,500.



6.    Equity Investments
      ------------------

Activity from January 1 through March 31, 1999, consisted of:
                                                                   January 1 through March 31, 1999
                                                                   --------------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1999                                               $     --            --

Significant changes:

Information Technology
----------------------
WorldRes, Inc.           Series D
                         Preferred
                         shares         03/99             11,157           67,500        67,500

Medical/Biotechnology
---------------------
Biex, Inc.               Series F
                         Preferred
                         shares         03/99             23,076           59,997        59,997
                                                                          -------       -------

Total equity investments at March 31, 1999                               $127,497       127,497
                                                                          =======       =======



Biex, Inc.
----------

In March 1999, the Fund purchased 23,076 Series F Preferred shares for
$59,997.

Women.com Networks
------------------

Subsequent to March 31, 1999, the Fund purchased 6,048 Series E
Preferred shares for $60,480. This purchase was funded by cash reserves, the sale of additional Fund shares, and cash advances from the Investment Managers.

WorldRes, Inc.
--------------

In March 1999, the Fund purchased 11,157 Series D Preferred shares for
$67,500.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at March 31, 1999 and December 31, 1998, consisted of:

                                             1999             1998
                                            ------           ------
Demand accounts                             $ 9,500            1,500
Money-market accounts                        26,716          152,192
                                             ------          -------
     Total                                  $36,216          153,692
                                             ======          =======

As of March 31, 1999, the Fund's monies were on deposit at a single financial institution.

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised.
At March 31, 1999, the Distributors had incurred distribution costs totaling $2,173,012, of which $120,000 has been paid and $262,600 has been recorded as a liability of the Fund, with the remaining portion of $1,790,412 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At March 31, 1999, such restricted funds totaled $8,500.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 1999, net cash used by operating activities totaled $14,011. The Fund received advances from the Investment Managers totaling $17,469 to fund its operations. Other operating expenses of $32,397 were paid and interest income of $917 was received.

During the three months ended March 31, 1999, the Fund purchased equity investments of $127,497 in companies in the information technology and medical industries. The Fund received proceeds of $11,600 from sales of Investor shares and $12 from Investment Managers' capital contributions and paid $80 in distribution costs. Funds released from restricted cash totaled $12,500.

Cash and cash equivalents at March 31, 1999, were $36,216. Future proceeds from the sale of Fund shares, sales of equity investments, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses for the three months ended March 31, 1999 and March 31, 1998 were $104,966 and $15,227, respectively. The increased loss is primarily due to a $49,648 increase in operating expenses and a $40,000 charge for the cumulative effect of a change in accounting for organizational costs.

The Investment Managers began charging the Fund for operating expenses upon commencement of investment activity in 1999. Prior to 1999, the Fund's operating expenses were absorbed by the Investment Managers.

As explained in Note 2 to the financial statements, the Fund adopted SOP 98-5 as of January 1, 1999. This adoption resulted in a $40,000 charge in the first quarter of 1999 to write off previously capitalized organizational costs in accordance with SOP 98-5.

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.

YEAR 2000
---------

Widespread use of computer programs that use two digits rather than four to store, calculate, and display year values in dates may cause computer systems to malfunction in the year 2000, resulting in significant business delays and disruptions.

The Fund's State of Readiness
-----------------------------

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

The Cost to Address Year 2000 Issues
------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Fund's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Fund.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Fund during the quarter ended March 31, 1999.

b) Financial Data Schedule for the period ended and as of March 31, 1999 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  May 14, 1999    By:        /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller