Form 10-Q
period 1999-06-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 1999-08-16
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,       December 31,
                                          1999              1998
                                       -----------      -----------
ASSETS

Equity investments (cost basis of
 $187,977)                              $187,977               --
Cash and cash equivalents                 16,703          153,692
Restricted cash                           15,000           21,000
Organizational costs (net of
 accumulated amortization of $10,000
 in 1998)                                     --           40,000
                                         -------          -------
     Total assets                       $219,680          214,692
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued
 expenses                               $ 27,284           35,173
Due to related parties                   493,779          277,394
                                         -------          -------
     Total liabilities                   521,063          312,567

Commitments and contingencies
 (Notes 5 and 8)

Members' equity:
 Investors (shares outstanding
  of 4,006 and 3,710 in 1999 and
  1998, respectively)                    103,586          274,976
 Investment Managers                      (2,599)            (599)
 Deferred distribution costs            (402,370)        (372,252)
                                         -------          -------
     Total members' equity              (301,383)         (97,875)
                                         -------          -------
     Total liabilities and
       members' equity                  $219,680          214,692
                                         =======          =======

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
----------------------------------

                                                       For the Three              For the Six
                                                       Months Ended               Months Ended
                                                         June 30,                   June 30,
                                                    -------------------       -------------------
                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Income:
 Interest income                                 $    164         1,227       1,081         1,890
                                                   ------        ------     -------        ------
     Total income                                     164         1,227       1,081         1,890

Costs and expenses:
 Management fees                                    4,360         1,800       4,592         4,690
 Independent Directors' compensation               11,503        10,950      27,506        21,450
 Amortization of organizational costs                  --         2,500          --         5,000
 Operating expenses:
  Investment operations                            42,869           405      53,020           405
  Administrative and investor services             22,151         2,831      43,861         2,831
  Professional fees                                13,993        11,307      28,150        11,307
  Computer services                                 3,342            --       6,972            --
                                                   ------        ------     -------        ------
     Total operating expenses                      82,355        14,543     132,003        14,543
                                                   ------        ------     -------        ------
     Total costs and expenses                      98,218        29,793     164,101        45,683
                                                   ------        ------     -------        ------
Net realized loss before cumulative effect of
 change in accounting principle                   (98,054)      (28,566)   (163,020)      (43,793)
Cumulative effect of change in accounting
 principle (Note 2)                                    --            --     (40,000)           --
                                                   ------        ------     -------        ------
Net realized loss                                $(98,054)      (28,566)   (203,020)      (43,793)
                                                   ======        ======     =======        ======

Net realized loss per Share before cumulative
 effect of change in accounting principle        $ (24.41)       (14.98)     (41.69)       (26.13)
Cumulative effect per Share of change in
 accounting principle (Note 2)                         --            --      (10.23)           --
                                                   ------        ------     -------        ------
Net realized loss per share                      $ (24.41)       (14.98)     (51.92)       (26.13)
                                                   ======        ======     =======        ======

See accompanying notes to financial statements.

STATEMENTS OF MEMBERS' EQUITY (unaudited)
-----------------------------------------

For the six months ended June 30, 1999

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Members' equity, December 31, 1998    $274,976          (599)        (372,252)        (97,875)

Sales of Fund shares                    29,600            --               --          29,600

Investment Managers'
 capital contributions                      --            30               --              30

Deferred distribution costs                 --            --          (30,118)        (30,118)

Net realized loss                     (200,990)       (2,030)              --        (203,020)
                                       -------         -----          -------         -------

Members' equity, June 30, 1999        $103,586        (2,599)        (402,370)       (301,383)
                                       =======         =====          =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                1999           1998
                                            ------------   ------------
Cash flows from operating activities:
 Interest received                           $  1,081          1,890
 Cash paid to vendors                         (89,302)        (2,654)
 Cash paid to related parties                      --         (1,362)
 Cash advances received from related
  parties, net                                 69,097             --
                                              -------        -------
  Net cash used by operating
   activities                                 (19,124)        (2,126)
                                              -------        -------
Cash flows from investing activities:
 Purchase of equity investments              (187,977)            --
                                              -------        -------
  Net cash used by investing activities      (187,977)            --
                                              -------        -------
Cash flows from financings:
 Proceeds from sale of investor shares         29,600        234,500
 Investment Managers' capital contributions        30            235
 Payments for distribution costs                 (518)            --
 Payments from restricted cash, net             6,000             --
 Proceeds from Investment Manager for
  investment purchases                         35,000             --
                                              -------        -------
  Net cash provided by financing activities    70,112        234,735
                                              -------        -------
Net (decrease) increase in cash and
 cash equivalents                            (136,989)       232,609
Cash and cash equivalents at beginning
 of year                                      153,692             --
                                              -------        -------

Cash and cash equivalents at June 30         $ 16,703        232,609
                                              =======        =======

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                1999           1998
                                            ------------   ------------
Reconciliation of net realized loss
 to net cash used by operating
 activities:

Net realized loss                           $(203,020)       (43,793)

Adjustments to reconcile net realized
 loss to net cash used by operating
 activities:
  Amortization of organizational costs             --          5,000
  Cumulative effect of change in
   accounting principle                        40,000             --
Changes in assets and liabilities net
of effects from non-cash financing
 activities:
  Due to related parties                      151,785         24,777
  Accounts payable and accrued expenses        (7,889)        11,890
                                              -------        -------
  Net cash provided (used) by operating
   activities                               $ (19,124)        (2,126)
                                              =======        =======
Non-cash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers           $  29,600        284,500
                                              =======        =======


See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    General
      -------

In the opinion of the Investment Managers, the accompanying interim financial statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations, members' equity and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1998. Allocation of income and loss to Investors is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

The effect of adopting SOP 98-5 on net realized loss before the cumulative effect of the change in accounting principle for the six months ended June 30, 1999 was to reduce the loss by $5,000, or $1.28 per share. The effect on net realized loss (including a non-cash charge of $40,000, or $10.23 per share, for the cumulative effect as of January 1,
1999) was $35,000, or $8.95 per share. The cumulative effect of this change on the Fund's balance sheet as of January 1, 1999 was to reduce organizational costs by $40,000.

The pro forma effect of retroactive application of this accounting principle would have resulted in net realized loss for the six months ended June 30, 1999 and June 30, 1998 of $163,020 and $88,793,
respectively, and net realized loss per Share of $41.69 and $52.99, respectively.

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

4.    Net Realized Income (Loss) Per Share
      ------------------------------------

Net realized income (loss) per Share is calculated by dividing total net realized income (loss) allocated to the Investors by the average number of Shares outstanding for the three months ended June 30, 1999 and 1998 of 3,976 and 1,888, respectively, and the six months ended June 30, 1999 and 1998 of 3,871 and 1,659, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the six months ended June 30, 1999 and 1998, were as follows:

                                                 1999            1998
                                                ------          ------
Management fees                                $ 4,592           4,690
Independent Directors' compensation             27,506          21,450
Reimbursable operating expenses                 50,590              --


At June 30, 1999 and December 31, 1998 management fees payable totaled $12,012 and $7,420, respectively.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At June 30, 1999 and December 31, 1998, due to related parties for such expenses was $193,667 and $11,474, respectively.

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs charged to the Fund by related parties were $29,600 and $234,500 in the six months ended June 30, 1999 and 1998, respectively. Distribution costs payable were $280,600 and $251,000 at June 30, 1999 and December 31, 1998, respectively. As discussed in Note 8, additional distribution costs have been, and will be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised.

At June 30, 1999 and December 31, 1998, fees payable to Independent Directors were $7,500.



6.    Equity Investments
      ------------------

Activity from January 1 through June 30, 1999, consisted of:
                                                                   January 1 through June 30, 1999
                                                                   --------------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1999                                               $     --            --

Significant changes:

Communications
--------------
Women.com Networks       Series E
                         Preferred
                         shares         05/99              6,048           60,480        60,480

Information Technology
----------------------
WorldRes, Inc.           Series D
                         Preferred
                         shares         03/99             11,157           67,500        67,500

Medical/Biotechnology
---------------------
Biex, Inc.               Series F
                         Preferred
                         shares         03/99             23,076           59,997        59,997
                                                                          -------       -------

Total equity investments at June 30, 1999                                $187,977       187,977
                                                                          =======       =======



Biex, Inc.
----------

In March 1999, the Fund purchased 23,076 Series F Preferred shares for
$59,997.

Women.com Networks
------------------

In May, 1999, the Fund purchased 6,048 Series E Preferred shares for $60,480. This purchase was funded, in part, by cash advances from the Investment Managers.

WorldRes, Inc.
--------------

In March 1999, the Fund purchased 11,157 Series D Preferred shares for
$67,500.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at June 30, 1999 and December 31, 1998, consisted of:

                                              1999             1998
                                             ------           ------
Demand accounts                             $ 4,500            1,500
Money-market accounts                        12,203          152,192
                                             ------          -------
     Total                                  $16,703          153,692
                                             ======          =======

As of June 30, 1999, the Fund's monies were on deposit at a single financial institution.

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised.
At June 30, 1999, the Distributors had incurred distribution costs totaling $2,213,309, of which $120,000 has been paid and $280,600 has been recorded as a liability of the Fund, with the remaining portion of $1,812,709 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At June 30, 1999, such restricted funds totaled $15,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Liquidity and Capital Resources
-------------------------------

During the six months ended June 30, 1999, net cash used by operating activities totaled $19,124. The Fund received advances from the Investment Managers totaling $96,603 to fund its operations and paid $27,506 in compensation to Independent Directors. Other operating expenses of $89,302 were paid and interest income of $1,081 was received.

During the six months ended June 30, 1999, the Fund purchased equity investments of $187,977 in companies in the communications, information technology and medical/biotechnology industries. The Fund received proceeds of $29,600 from sales of Investor shares and $30 from Investment Managers' capital contributions and paid $518 in distribution costs. Net funds released from restricted cash totaled $6,000. The Fund received advances of $35,000 from the Investment Managers for investment purchases.

Cash and cash equivalents at June 30, 1999, were $16,703. Future proceeds from the sale of Fund shares, sales of equity investments, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding
    -------------------------------------------------------------------
    year
    ----

Net loss for the quarters ended June 30, 1999 and June 30, 1998 was $98,054 and $28,566, respectively. The increased loss is primarily due to a $67,812 increase in operating expenses.

Operating expenses totaled $82,355 and $14,543 for the three months ended June 30, 1999 and 1998, respectively. The increase is due to investment monitoring, investor relations and administrative expenses relating to the commencement of the Fund's investment activities.

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net loss for the six months ended June 30, 1999 and 1998 was $203,020 and $43,793, respectively. The increased loss is primarily due to a $117,460 increase in operating expenses and a $40,000 charge for the cumulative effect of a change in accounting for organizational costs.

Operating expenses totaled $132,003 and $14,543 for the six months ended June 30, 1999 and 1998, respectively. The Fund commenced investment operations in March 1999 and, as a result, has incurred related investment monitoring and administrative costs. Professional fees and computer costs have also increased with the Fund's additional activity.

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

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to mission-critical vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Fund and its operations. TFI is also working with the Fund's potential portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues. There can be no guarantee that the systems of portfolio companies in which the Fund may invest will be timely converted, or that failure to convert will not have a material adverse effect on the Fund.

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

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Fund during the quarter ended June 30, 1999.

b) Financial Data Schedule for the six months ended and as of June 30, 1999 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  August 13, 1999    By:     /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller