Form 10-Q
period 1999-09-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 1999-11-15
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                      September 30,     December 31,
                                          1999              1998
                                      ------------      -----------
ASSETS

Equity investments (cost basis of
 $187,977)                              $187,977               --
Cash and cash equivalents                 24,567          153,692
Restricted cash                           17,000           21,000
Organizational costs (net of
 accumulated amortization of $10,000
 in 1998)                                     --           40,000
                                         -------          -------
     Total assets                       $229,544          214,692
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued
 expenses                               $ 45,126           35,173
Due to related parties                   544,506          277,394
                                         -------          -------
     Total liabilities                   589,632          312,567

Commitments, contingencies and
 subsequent events
 (Notes 5, 6 and 8)

Members' equity:
 Investors (shares outstanding
  of 4,126 and 3,710 in 1999 and
  1998, respectively)                     57,774          274,976
 Investment Managers                      (3,171)            (599)
 Deferred distribution costs            (414,691)        (372,252)
                                         -------          -------
     Total members' equity              (360,088)         (97,875)
                                         -------          -------
     Total liabilities and
       members' equity                  $229,544          214,692
                                         =======          =======

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS (unaudited)
----------------------------------

                                                       For the Three              For the Nine
                                                       Months Ended               Months Ended
                                                       September 30,              September 30,
                                                    -------------------       -------------------
                                                     1999         1998         1999         1998
                                                     ----         ----         ----         ----
Income:
 Interest income                                 $    186         1,758       1,267         3,648
                                                   ------        ------     -------        ------
     Total income                                     186         1,758       1,267         3,648

Costs and expenses:
 Management fees                                    2,429         2,290       7,021         6,980
 Independent Directors' compensation                3,348        11,234      30,854        32,684
 Amortization of organizational costs                  --         2,500          --         7,500
 Operating expenses:
  Investment operations                            16,630            --      69,650            --
  Administrative and investor services             23,989           162      67,850         3,397
  Professional fees                                 6,273         2,310      34,423        13,618
  Computer services                                 5,913            --      12,885            --
                                                   ------        ------     -------        ------
     Total operating expenses                      52,805         2,472     184,808        17,015
                                                   ------        ------     -------        ------
     Total costs and expenses                      58,582        18,496     222,683        64,179
                                                   ------        ------     -------        ------
Net realized loss before cumulative effect of
 change in accounting principle                   (58,396)      (16,738)   (221,416)      (60,531)
Cumulative effect of change in accounting
 principle (Note 2)                                    --            --     (40,000)           --
                                                   ------        ------     -------        ------
Net realized loss                                $(58,396)      (16,738)   (261,416)      (60,531)
                                                   ======        ======     =======        ======

Net realized loss per Share before cumulative
 effect of change in accounting principle        $ (14.07)        (5.32)     (55.49)       (28.54)
Cumulative effect per Share of change in
 accounting principle (Note 2)                         --            --      (10.03)           --
                                                   ------        ------     -------        ------
Net realized loss per share                      $ (14.07)        (5.32)     (65.52)       (28.54)
                                                   ======        ======     =======        ======

See accompanying notes to financial statements.

STATEMENTS OF MEMBERS' EQUITY (unaudited)
-----------------------------------------

For the nine months ended September 30, 1999

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Members' equity, December 31, 1998    $274,976          (599)        (372,252)        (97,875)

Sales of Fund shares                    41,600            --               --          41,600

Investment Managers'
 capital contributions                      --            42               --              42

Deferred distribution costs                 --            --          (42,439)        (42,439)

Net realized loss                     (258,802)       (2,614)              --        (261,416)
                                       -------         -----          -------         -------

Members' equity, September 30, 1999   $ 57,774        (3,171)        (414,691)       (360,088)
                                       =======         =====          =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
Cash flows from operating activities:
 Interest received                           $  1,267          3,648
 Cash paid to vendors                        (104,901)        (6,130)
 Cash paid to related parties                      --        (16,001)
 Cash advances received from related
  parties, net                                 82,683             --
                                              -------        -------
  Net cash used by operating
   activities                                 (20,951)       (18,483)
                                              -------        -------
Cash flows from investing activities:
 Purchase of equity investments              (187,977)            --
                                              -------        -------
  Net cash used by investing activities      (187,977)            --
                                              -------        -------
Cash flows from financings:
 Proceeds from sale of investor shares         41,600        349,000
 Investment Managers' capital contributions        42            349
 Payments for distribution costs                 (839)      (100,802)
 Payments from restricted cash, net             4,000             --
 Proceeds from Investment Manager for
  investment purchases                         35,000             --
                                              -------        -------
  Net cash provided by financing activities    79,803        248,547
                                              -------        -------
Net (decrease) increase in cash and
 cash equivalents                            (129,125)       230,064
Cash and cash equivalents at beginning
 of year                                      153,692             --
                                              -------        -------

Cash and cash equivalents at September 30    $ 24,567        230,064
                                              =======        =======

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------


                                                For the Nine Months
                                                Ended September 30,
                                            ---------------------------
                                                1999           1998
                                            ------------   ------------
Reconciliation of net realized loss
 to net cash used by operating
 activities:

Net realized loss                           $(261,416)       (60,531)

Adjustments to reconcile net realized
 loss to net cash used by operating
 activities:
  Amortization of organizational costs             --          7,500
  Cumulative effect of change in
   accounting principle                        40,000             --
Changes in assets and liabilities net
 of effects from non-cash financing
 activities:
  Due to related parties                      190,512         23,663
  Accounts payable and accrued expenses         9,953         10,885
                                              -------        -------
  Net cash used by operating
   activities                               $ (20,951)       (18,483)
                                              =======        =======
Non-cash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers           $  41,600        299,000
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

The effect of adopting SOP 98-5 on net realized loss before the cumulative effect of the change in accounting principle for the nine months ended September 30, 1999 was to reduce the loss by $7,500, or $1.88 per share. The effect on net realized loss (including a non-cash charge of $40,000, or $10.03 per share, for the cumulative effect as of January 1, 1999) was $32,500, or $8.15 per share. The cumulative effect of this change on the Fund's balance sheet as of January 1, 1999 was to reduce organizational costs by $40,000.

The pro forma effect of retroactive application of this accounting principle would have resulted in net realized loss for the nine months ended September 30, 1999 and September 30, 1998 of $221,416 and $103,031, respectively, and net realized loss per Share of $55.49 and $48.59, respectively.

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

4.    Net Realized Income (Loss) Per Share
      ------------------------------------

Net realized income (loss) per Share is calculated by dividing total net realized income (loss) allocated to the Investors by the average number of Shares outstanding for the three months ended September 30, 1999 and 1998 of 4,109 and 3,112, respectively, and the nine months ended
September 30, 1999 and 1998 of 3,950 and 2,099, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the nine months ended September 30, 1999 and 1998, were as follows:

                                                 1999            1998
                                                ------          ------
Management fees                                $ 7,021           6,980
Independent Directors' compensation             30,854          32,684
Reimbursable operating expenses                 78,454              --
Amortization of organizational costs                --           7,500

At September 30, 1999 and December 31, 1998 management fees payable totaled $14,441 and $7,420, respectively.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At September 30, 1999 and December 31, 1998, due to related parties for such expenses was $222,465 and $11,474, respectively.

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs charged to the Fund by related parties were $41,600 and $349,000 in the nine months ended September 30, 1999 and 1998, respectively. Distribution costs payable were $292,600 and $251,000 at September 30, 1999 and December 31, 1998, respectively. As discussed in Note 8, additional distribution costs have been, and will be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised.

At September 30, 1999 and December 31, 1998, fees payable to Independent Directors were $15,000 and $7,500, respectively.



6.    Equity Investments
      ------------------

Activity from January 1 through September 30, 1999, consisted of:
                                                                          January 1 through
                                                                          September 30, 1999
                                                                       ------------------------
                                                       Principal
                                        Investment     Amount or         Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------
Balance at January 1, 1999                                               $     --            --

Significant changes:

Communications
--------------
Women.com Networks       Series E
                         Preferred
                         shares         05/99              6,048           60,480        60,480

Information Technology
----------------------
WorldRes, Inc.           Series D
                         Preferred
                         shares         03/99             11,157           67,500        67,500

Medical/Biotechnology
---------------------
Biex, Inc.               Series F
                         Preferred
                         shares         03/99             23,076           59,997        59,997
                                                                          -------       -------

Total equity investments at September 30, 1999                           $187,977       187,977
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

In October 1999, the Company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted to 6,048 common shares. Based on the publicly-traded market price, the fair value of the Partnership's investment increased from $60,480 at September 30, 1999 to $117,180 on November 11, 1999.

WorldRes, Inc.
--------------

In March 1999, the Fund purchased 11,157 Series D Preferred shares for
$67,500.

In November 1999, the company completed an additional round of financing in which the Partnership did not participate. The pricing of this round, in which third parties participated, indicated an increase in the fair value of the Partnership's investment from $67,500 at September 30, 1999 to $166,351.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at September 30, 1999 and December 31, 1998, consisted of:

                                              1999             1998
                                             ------           ------
Demand accounts                             $   700            1,500
Money-market accounts                        23,867          152,192
                                             ------          -------
     Total                                  $24,567          153,692
                                             ======          =======

As of September 30, 1999, the Fund's monies were on deposit at a single financial institution.

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At September 30, 1999, the Distributors had incurred distribution costs totaling $2,587,744, of which $120,000 has been paid and $292,600 has been recorded as a liability of the Fund, with the remaining portion of $2,175,144 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At September 30, 1999, such restricted funds totaled $17,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Liquidity and Capital Resources
-------------------------------

During the nine months ended September 30, 1999, net cash used by operating activities totaled $20,951. The Fund received advances from the Investment Managers totaling $113,537 to fund its operations and paid $30,854 in compensation to Independent Directors. Other operating expenses of $104,901 were paid and interest income of $1,267 was received.

During the nine months ended September 30, 1999, the Fund purchased equity investments of $187,977 in companies in the communications, information technology and medical/biotechnology industries. The Fund received proceeds of $41,600 from sales of Investor shares and $42 from Investment Managers' capital contributions and paid $839 in distribution costs. Net funds released from restricted cash totaled $4,000. The Fund received advances of $35,000 from the Investment Managers for investment purchases.

Cash and cash equivalents at September 30, 1999, were $24,567. Future proceeds from the sale of Fund shares, sales of equity investments, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss for the quarters ended September 30, 1999 and September 30, 1998 was $58,396 and $16,738, respectively. The increased loss is primarily due to a $50,333 increase in operating expenses.

Operating expenses totaled $52,805 and $2,472 for the three months ended September 30, 1999 and 1998, respectively. The increase is due to investment monitoring, investor relations and administrative expenses relating to the commencement of the Fund's investment activities.

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net loss for the nine months ended September 30, 1999 and 1998 was $261,416 and $60,531, respectively. The increased loss is primarily due to a $167,793 increase in operating expenses and a $40,000 charge for the cumulative effect of a change in accounting for organizational costs.

Operating expenses totaled $184,808 and $17,015 for the nine months ended September 30, 1999 and 1998, respectively. The Fund commenced investment operations in March 1999 and, as a result, has incurred related investment monitoring and administrative costs. Professional fees and computer costs have also increased with the Fund's additional level of operating activity.

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

    The Partnership's State of Readiness
    ------------------------------------

Computer services are provided to the Partnership by its Managing General Partner, Technology Funding Inc. ("TFI"). For several years, TFI has sought to use Year 2000 compliant storage formats and algorithms in its internally-developed and maintained systems. TFI has also completed initial evaluations of computer systems, software, and embedded technologies. Those evaluations confirmed that certain components of its network server hardware and operating systems, voice mail system, e-mail system, and accounting software may have Year 2000 compliance issues. These resources and several less-critical components of the systems environment were all scheduled as part of normal maintenance and replacement cycles to be replaced or upgraded as Year 2000 compatible components became available from vendors during 1998 and 1999. That program remains on schedule to provide Year 2000 capable systems timely without significant expenditures or disruption of Partnership operations. TFI has implemented and tested Year 2000 capable versions of all its mission-critical systems. However, the risk remains that TFI may not be able to verify whether Year 2000 compatibility claims by vendors are accurate, or whether changes undertaken to achieve Year 2000 compatibility will create other undetected problems in associated systems. Therefore, TFI anticipates that Year 2000 compliance testing and maintenance of these systems will continue as needed into the first quarter of 2000.

As part of Year 2000 evaluation, TFI has also assembled a database listing its significant suppliers to assess the extent to which it needs to prepare for any of those parties' potential failure to remediate their Year 2000 compliance issues. TFI reviewed public Year 2000 statements of those suppliers and sent questionnaires to vendors whose public statements were not adequate for assessment. All mission-critical vendors have responded that they expect to be Year 2000 compliant barring any unforeseen circumstances. TFI will continue to monitor its significant suppliers as part of its Year 2000 evaluation. However, there can be no guarantee that the systems of other companies on which TFI relies will be timely converted, or that failure to convert will not have a material adverse effect on the Partnership and its operations. TFI is also working with the Partnership's portfolio companies to determine the extent to which their operations are vulnerable to Year 2000 issues, and maintaining their responses in the vendor database. There can be no guarantee that the systems of portfolio companies in which the Partnership has invested will be timely converted, or that their failure to convert will not have a material adverse effect on the Partnership.

    The Cost to Address Year 2000 Issues
    ------------------------------------

Expenditures in 1999 to date related to Year 2000 issues were not material to the Partnership's financial statements. TFI expects that additional expenditures for Year 2000 compliance will not be material to the Partnership.

    The Risks Associated with Year 2000 Issues
    ------------------------------------------

Any failure by the portfolio companies in which the Partnership has invested, or by those portfolio companies' key suppliers or customers, to anticipate and avoid Year 2000 related problems at reasonable cost could have a material adverse effect on the value of and/or the timing of realization of value from the Partnership's investments. If TFI's Year 2000 compliance issues have not been resolved correctly, internal system failures or miscalculations could cause a temporary inability to process transactions, loss of ability to send or receive e-mail and voice mail messages, or disruptions in other normal business activities. Additionally, failure of third parties on whom TFI relies to remediate their Year 2000 issues timely could result in disruptions in the Partnership's relationship with its financial institutions, temporary disruptions in processing transactions, unanticipated costs, and problems related to the Partnership's daily operations. While TFI continues to address its internal Year 2000 issues, the overall risks associated with the Year 2000 issue remain difficult to describe and quantify. There can be no guarantee that the Year 2000 issue will not have a material adverse effect on the Partnership and its operations.

    TFI's Contingency Plan
    ----------------------

As part of its normal efforts to assure business continuation in the event of natural disasters, systems failures, or other disruptions, TFI has prepared contingency plans including an extensive Year 2000 contingency plan. Taken together with TFI's Year 2000 remediation plan, it identifies potential points of failure, approaches to correcting known Year 2000 problems, dates by which the preferred corrections are anticipated to be made and tested, and alternative approaches if the corrections are not completed timely or are later found to be inadequate. Although backup systems and contingency approaches have been identified for most systems and vendor dependencies, there remain some systems for which no good alternative exists, and there may be some problems that prove more intractable than currently anticipated.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Fund during the quarter ended September 30, 1999.

b) Financial Data Schedule for the nine months ended and as of September 30, 1999 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  November 12, 1999  By:     /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Controller