Form 10-K
period 1999-12-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2000-03-30
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the Year Ended December 31, 1999

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

No matter was submitted to a vote of the holders of Shares of the Fund during 1999.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Shares.


(b) At December 31, 1999, there were 126 shareholders of record.

(c)  The Registrant, does not pay dividends.
    Distributions of cash and securities, however, may be made to the investors in the Fund pursuant to the Registrant's Operating Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                          For the Years Ended and as of December 31,
                          ------------------------------------------
                                      1999           1998
                                      ----           ----


Interest income                   $  1,313          5,109
Net realized loss                 (250,014)       (96,994)
Change in net unrealized fair
 value of equity investments        67,209             --
Net loss before cumulative
 effect of change in accounting
 principle                        (182,805)       (96,994)
Cumulative effect of change in
 accounting principle              (40,000)            --
Net loss                          (222,805)       (96,994)
Net loss per Share before
 cumulative effect of change
 in accounting principle            (44.77)        (38.70)
Cumulative effect per Share of
 change in accounting principle      (9.79)            --
Net loss per Share                  (54.56)        (38.70)
Total assets                       349,515        214,692


Refer to the financial statement Note 1, "Summary of Significant
Accounting Policies", and Note 4, "Allocation of Profits and
Losses", for a description of the method of calculation of net loss per Share. See Note 2 "Change in Accounting Principle for
Organizational Costs", for description of the change in accounting principle.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Liquidity and Capital Resources
-------------------------------

During 1999, net cash used by operating activities totaled
$32,992.  The Fund received advances from the Investment
Managers for operating expenses totaling $109,191 and paid
$45,026 in compensation to Independent Directors. Other operating expenses of $98,470 were paid and interest income of $1,313 was received.

During 1999, the Fund purchased equity investments of $247,977 in companies in the communications, information technology and medical/biotechnology industries. The Fund received proceeds of $74,600 from sales of Investor shares and $80 from Investment Managers' capital contributions and paid $1,074 in distribution costs. Net funds deposited to restricted cash totaled $2,500. The Fund received advances of $67,000 from the Investment Managers for investment purchases.

Cash and cash equivalents at December 31, 1999, were $10,829. Future proceeds from the sales of shares, investment sales, interest income earned on short-term investments, operating cash reserves along with Investment Managers' support are expected to be adequate to fund operations through the next twelve months.

Results of Operations
---------------------

1999 compared to 1998
---------------------

Net loss for the years ended December 31, 1999 and 1998 was $222,805 and $96,994, respectively. The increased loss is primarily due to a $162,920 increase in operating expenses and a $40,000 charge for the cumulative effect of a change in accounting for organizational costs, partially offset by a $67,209 increase in the net unrealized fair value of equity investments.

Operating expenses totaled $203,397 and $40,477 for the years ended December 31, 1999 and 1998, respectively. The Fund commenced investment operations in March 1999 and, accordingly, began to incur related investment monitoring and administrative costs. Professional fees and computer services also increased commensurate with the Fund's investing and operating activities.

As explained in Note 2 to the financial statements, the Fund adopted SOP 98-5 as of January 1, 1999. This adoption resulted in a $40,000 charge in the first quarter of 1999 to write off previously capitalized organizational costs in accordance with SOP 98-5.

During 1999, the $67,209 increase in fair value of equity investments was due to portfolio companies in the communications and information technology industries.

Given the inherent risk associated with the business of the Fund, the future sale of Fund shares and the performance of portfolio company investments may significantly impact future operations.

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


Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers. The Fund pays the Investment Managers a management fee for supervising the venture capital operations of the Fund. In 1999, the Fund incurred $10,404 in management fees. As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date, $1,000 for each attended meeting of the Directors, $1,000 for each attended committee meeting unless such committee meeting is held on the same day as a meeting of the Directors, and related expenses. For the year ended December 31, 1999, $37,526 of such fees were incurred.

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


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Independent Auditors' Report
                  Balance Sheets as of December 31, 1999 and 1998
                  Statements of Operations for the years
                   ended December 31, 1999 and 1998
                  Statements of Members' Equity for the years
                   ended December 31, 1999 and 1998
                  Statements of Cash Flow for the years
                   ended December 31, 1999 and 1998
                  Notes to Financial Statements


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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 1999.

         (c) Financial Data Schedule for the year ended and as of December 31, 1999 (Exhibit 27).





                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------









The Members
Technology Funding Venture Capital Fund VI, LLC:


We have audited the accompanying balance sheets of Technology Funding Venture Capital Fund VI, LLC (a Delaware limited liability company) as of December 31, 1999 and 1998, and the related statements of operations, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Capital Fund VI, LLC as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Albuquerque, New Mexico                                    /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                       December 31,
                                                    ------------------
                                                    1999          1998
                                                    ----          ----
ASSETS

Equity investments (cost basis of $247,977)      $315,186            --
Cash and cash equivalents                          10,829       153,692
Restricted cash                                    23,500        21,000
Organizational costs (net of
 accumulated amortization of $10,000 in 1998)          --        40,000
                                                  -------       -------
     Total assets                                $349,515       214,692
                                                  =======       =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses            $ 26,734        35,173
Due to related parties                            644,455       277,394
                                                  -------       -------
     Total liabilities                            671,189       312,567

Commitments, contingencies, and subsequent event
 (Notes 1, 3, 5, and 8)

Members' equity
 (Shares outstanding of 4,456 and 3,710
  in 1999 and 1998, respectively)                (321,674)      (97,875)
                                                  -------       -------
     Total liabilities and
       members' equity                           $349,515       214,692
                                                  =======       =======

See accompanying notes to financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                        For the Years Ended December 31,
                                        -------------------------------
                                             1999              1998
                                             ----              ----
Income:
 Interest income                         $   1,313            5,109
                                           -------          -------
     Total income                            1,313            5,109

Costs and expenses:
 Management fees                            10,404            7,420
 Independent Directors' compensation        37,526           44,206
 Amortization of organizational costs           --           10,000
 Operating expenses:
  Investment operations                     24,969               --
  Administrative and investor services     113,812            4,068
  Professional fees                         44,482           36,409
  Computer services                         20,134               --
                                           -------          -------
     Total operating expenses              203,397           40,477
                                           -------          -------
     Total costs and expenses              251,327          102,103
                                           -------          -------
Net realized loss                         (250,014)         (96,994)
Change in net unrealized fair value
 of equity investments                      67,209               --
                                           -------          -------
Net loss before cumulative effect of
 change in accounting principle           (182,805)         (96,994)
Cumulative effect of change in
 accounting principle (Note 2)             (40,000)              --
                                           -------          -------
Net loss                                 $(222,805)         (96,994)
                                           =======          =======
Net loss per Share before cumulative
 effect of change in accounting
 principle                               $  (44.77)          (38.70)
Cumulative effect per Share of change
 in accounting principle (Note 2)            (9.79)              --
                                           -------          -------
Net loss per Share                       $  (54.56)          (38.70)
                                           =======          =======

See accompanying notes to financial statements.

STATEMENTS OF MEMBERS' EQUITY
----------------------------

For the years ended December 31, 1999 and 1998:
                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Sales of Fund shares                  $371,000            --               --         371,000

Investment Managers'
 capital contributions                      --           371               --             371

Deferred distribution costs                 --            --         (372,252)       (372,252)

Net loss                               (96,024)         (970)              --         (96,994)
                                       -------         -----          -------         -------
Members' equity, December 31, 1998     274,976          (599)        (372,252)        (97,875)

Sales of Fund shares                    74,600            --               --          74,600

Investment Managers'
 capital contributions                      --            80               --              80

Deferred distribution costs                 --            --          (75,674)        (75,674)

Net loss                              (220,577)       (2,228)              --        (222,805)
                                       -------         -----          -------         -------
Members' equity, December 31, 1999    $128,999        (2,747)        (447,926)       (321,674)
                                       =======         =====          =======         =======

See accompanying notes to financial statements.

STATEMENTS OF CASH FLOWS
-----------------------

                                           For the years ended December 31,
                                           --------------------------------
                                                1999               1998
                                                ----               ----
Cash flows from operating activities:
 Interest received                          $   1,313              5,109
 Cash paid to vendors                         (98,470)            (5,304)
 Cash paid to related parties                      --            (25,232)
 Cash advances received from related
  parties, net                                 64,165                 --
                                              -------            -------
  Net cash used by operating activities       (32,992)           (25,427)
                                              -------            -------
Cash flows from investing activities:
 Purchase of equity investments              (247,977)                --
                                              -------            -------
  Net cash used by investing activities      (247,977)                --
                                              -------            -------
Cash flows from financing activities:
 Proceeds from sale of investor shares         74,600            371,000
 Investment Managers' capital contributions        80                371
 Payments for organizational and
  distribution costs                           (1,074)          (171,252)
 Payments to restricted cash                   (2,500)           (21,000)
 Proceeds from Investment Manager for
  investment purchases                         67,000                 --
                                              -------            -------
  Net cash provided by financing activities   138,106            179,119
                                              -------            -------
Net (decrease) increase in cash and
 cash equivalents                            (142,863)           153,692
Cash and cash equivalents at beginning
 of year                                      153,692                 --
                                              -------            -------
Cash and cash equivalents at end of year    $  10,829            153,692
                                              =======            =======


Reconciliation of net loss to net
 cash provided by operating activities:

Net loss                                    $(222,805)           (96,994)

Adjustments to reconcile net loss to
 net cash used by operating activities:
  Amortization of organizational costs             --             10,000
  Cumulative effect of change in
   accounting principle                        40,000                 --
  Change in net unrealized fair value of
   equity investments                         (67,209)                --
  Changes in assets and liabilities net of
   effects from noncash financing activities:
    Accounts payable and accrued expenses      (8,439)            35,173
    Due to related parties                    225,461             26,394
                                              -------            -------
  Net cash used by operating activities     $ (32,992)           (25,427)
                                              =======            =======
Noncash financing activities:

Deferred distribution costs due
 to Investment Managers                     $  74,600            251,000
                                              =======            =======


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

From February 1997 through January 22, 1998, the Fund was inactive.

The Fund is offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The offering commenced on January 22, 1998, (the Commencement Date). There is no minimum offering amount. The shares are being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. The offering is continuing and may terminate at the discretion of the Investment Managers, no later than June 4, 2000, unless further extended.

The Fund's fiscal year-end is December 31. The Fund will continue until December 31, 2007, subject to the right of the Directors to extend the term for up to two additional two-year periods.

      Preparation of Financial Statements
      -----------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used when accounting for investments, change in unrealized fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

      Equity Investments
      ------------------

The Partnership's method of accounting for investments, in accordance with generally accepted accounting principles, is the fair value basis used for investment companies. The fair value of Partnership equity investments is their initial cost basis with changes as noted below:

The fair value for publicly traded equity investments is based upon the five-day-average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Certain publicly traded equity investments may not be marketable due to selling restrictions and for those securities, an illiquidity discount of up to 33% is applied when determining the fair value; the actual discount percentage is based on the type and length of the restrictions. Investments valued under this method were $65,545 at December 31, 1999.

All investments which are not publicly traded are valued at fair market value as determined by the Investment Managers in the absence of readily ascertainable market values. Investments valued under this method were $249,641 at December 31, 1999. Generally, investments in privately held companies are valued at original cost unless there is clear evidence of a change in fair value, such as a recent round of third-party financings or events that, in the opinion of the Investment Managers, indicate a change in value.

Where, in the opinion of the Investment Managers, events indicate that the fair value of equity investments may not be recoverable, a write-down to estimated fair value is recorded. Temporary changes in fair value result in increases or decreases to the unrealized fair value of equity investments. Adjustments to fair value basis are reflected as "Change in net unrealized fair value of equity investments." In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the fair value being adjusted to match the new cost basis.

Sales of equity investments are recorded on the trade date. The basis on which cost is determined in computing realized gains or losses is specific identification.

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

      Deferred Distribution Costs
      ---------------------------

Distribution costs primarily consist of offering costs incurred pursuant to a Distribution Agreement with TFSC and TFI (the Distributors). The Fund will reimburse the Distributors for such costs up to an amount not exceeding 10.5% of the total proceeds raised in this offering. Any distribution costs paid to the Distributor in excess of this limitation will be reimbursed to the Fund prior to the end of the offering period. If the Fund had not sold any additional shares from January 1, 2000 through the end of its offering period, distribution costs would have been limited to $46,788. Distribution costs charged to the Fund through December 31, 1999 in excess of the limitation would have totaled $401,138 and would have been borne by the Distributors. Cash payments made by the Fund through December 31, 1999 for such excess costs totaled $73,212 and would have been reimbursable to the Fund by the Distributor. The Fund reports these deferred distribution costs, to the extent that investor capital has been raised, as a liability and as a deduction from Members' equity. Merchant fees charged on shares purchased by credit card are also included in deferred distribution costs. Merchant fees paid by the Fund totaled $1,141 and $1,252 during 1999 and 1998, respectively.

      Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The LLC members are to report their respective shares of LLC income or loss on their individual tax returns.

      Net Loss Per Investor Share
      ---------------------------

Net loss per investor share is calculated by dividing the weighted average number of investor shares outstanding for the years ended December 31, 1999 and 1998 of 4,043 and 2,481 shares, respectively, into total net loss allocated to investors. The Investment Managers contributed an amount equal to 0.1% of investors' capital contributions and did not receive any shares.

2.    Change in Accounting Principle for Organizational Costs
      ----------------------------------------------------

Effective January 1, 1999, the Fund adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5.") SOP 98-5 specifies that organizational costs should be expensed as incurred rather than capitalized and subsequently amortized.

The effect of adopting SOP 98-5 on net loss before the cumulative effect of the change in accounting principle for the year ended December 31, 1999 was to reduce the loss by $10,000, or $2.45 per Share. The effect on net loss (including a non-cash charge of $40,000, or $9.79 per share, for the cumulative effect as of January 1, 1999) was an increase of $30,000, or $7.34 per Share. The cumulative effect of this change on the Fund's balance sheet as of January 1, 1999 was to reduce organizational costs by $40,000.

The pro forma effect of retroactive application of this accounting principle would have resulted in net loss for the years ended December 31, 1999 and 1998 of $182,805 and $136,994, respectively, and net loss per Share of $44.77 and $54.67, respectively.

3.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs were as follows:

                                                1999             1998
                                              --------          -------
Management fees                               $10,404            7,420
Independent Directors' compensation            37,526           44,206
Reimbursable operating expenses:
 Investment operations                         23,329               --
 Administrative and investor services          69,903               --
 Computer services                             20,134               --
Amortization of organizational costs               --           10,000

Management fees are equal to 2% of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fee will be 2% of the cost basis of Fund assets. Management fees compensate the Investment Managers solely for Investment Manager Overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund.
Pursuant to the Operating Agreement, a full first-year fee is paid to the Investment Managers as each additional investor is admitted to the Fund, regardless of the date the investor is admitted. Management fees payable were $17,824 and $7,420 at December 31, 1999 and 1998, respectively.

Pursuant to the Operating Agreement, the Fund shall reimburse the Investment Managers for operational costs incurred by the Investment Managers in conjunction with the business of the Fund. Amounts due to related parties for operational costs and cash advances for investment purchases were $301,031 and $11,474 at December 31, 1999 and 1998, respectively.

The Fund reimburses the Investment Managers and Distributors for organizational and distribution costs. Distribution costs charged to the Fund by related parties during 1999 and 1998 were $74,600 and $371,000, respectively, and distribution costs payable at December 31, 1999 and 1998 were $325,600 and $251,000, respectively. As discussed in Note 8, additional distribution costs have been and will be incurred by the Distributors. These additional costs will be payable by the Fund as additional investor capital is raised.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date plus $1,000 for each of the Directors meetings attended. For the periods ended December 31, 1999 and 1998, such fees incurred by the Fund were $37,526 and $44,206, respectively. At December 31, 1999 and 1998, fees payable to Independent Directors were $0 and $7,500, respectively.

The Investment Managers contribute capital equal to 0.1% of total capital contributions made by the investors, payable as capital contributions are made by such investors. Through December 31, 1999, the Investment Managers contributed capital of $451.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Investment Manager. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Fund for its share of office rent and related overhead costs on a cost recovery basis. These amounts are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Fund for its share of computer support costs. These amounts are included in computer services expenses.

4.    Allocation of Profits and Losses
      --------------------------------

Net profits and losses of the Fund are allocated as follows:

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

5.    Equity Investments
      ------------------

The Fund commenced investing activities in March 1999.  At December 31, 1999, equity investments consisted of:
                                                                          December 31, 1999
                                                                       ------------------------
                                        Investment                       Cost           Fair
Industry/Company          Position        Date          Shares           Basis          Value
----------------          --------     ----------      ---------       ----------     ---------

Communications
--------------
Women.com Networks,      Common
 Inc. (a)                shares         1999               6,048          $60,480        65,545

Information Technology
----------------------
WorldRes, Inc. (a) (b)   Preferred
                         shares         1999              11,157           67,500       129,644

Medical/Biotechnology
---------------------
Biex, Inc. (a) (b)       Preferred
                         shares         1999              23,076           59,997        59,997
Sanarus Medical,         Preferred
 Inc. (a) (b)            shares         1999              40,000           60,000        60,000
                                                                          -------       -------
Total equity investments at December 31, 1999                            $247,977       315,186
                                                                          =======       =======

Legend and footnotes:

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Partnership; resale may be subject to certain selling restrictions.
(1) The Fund has no income-producing securities.

Biex, Inc.
----------

In March 1999, the Fund purchased 23,076 Series F Preferred shares for
$59,997.

Sanarus Medical, Inc.
---------------------

In November 1999, the Fund purchased 40,000 Series A Preferred shares for $60,000. The purchase was funded, in part, by cash advances from the Investment Managers.

Women.com Networks, Inc.
------------------------

In May, 1999, the Fund purchased 6,048 Series E Preferred shares for $60,480. This purchase was funded, in part, by cash advances from the Investment Managers.

In October 1999, the Company completed an initial public offering priced at $10 per common share and the Partnership's Preferred shares were converted to 6,048 common shares. The Fund may not sell its shares prior to April 2000.

Subsequent to December 31, 1999, the fair value of the fund's Women.com Networks, Inc. investment decreased by $19,618 as a result of a decrease in the publicly traded market price at March 20, 2000.

WorldRes, Inc.
--------------

In March 1999, the Fund purchased 11,157 Series D Preferred shares for
$67,500.

In November 1999, the company completed an additional round of financing in which the Fund did not participate. The pricing of this round, in which third parties participated, indicated a $62,144 increase in the fair value of the Fund's existing investment.

6.  Change in Net Unrealized Fair Value of Equity Investments
    ---------------------------------------------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Change in net unrealized fair value of equity investments." The table below discloses details of the changes:

                                                       For the Year Ended
                                                       December 31, 1999
                                                       ------------------
Increase in fair value from cost of non-marketable
 equity securities                                          $67,209
                                                             ------
Net unrealized fair value increase from cost at end
 of year                                                     67,209

Net unrealized fair value increase from cost at
 beginning of year                                               --
                                                             ------
Change in net unrealized fair value of equity
 investments                                                $67,209
                                                             ======

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at December 31, 1999 and 1998 consisted of:

                                            1999              1998
                                           ------            ------
Demand account                            $ 9,966              1,500
Money-market account                          863            152,192
                                           ------            -------
     Total                                $10,829            153,692
                                           ======            =======

As of December 31, 1999, the Fund's monies were on deposit at a single financial institution.

8.    Commitments and Contingencies
      -----------------------------

As discussed in Note 3, the Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At December 31, 1999, the Distributors had incurred distribution costs totaling $2,849,007, of which $120,000 has been paid and $325,600 has been recorded as a liability of the Fund, with the remaining portion of $2,523,407 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised. The Fund's total distribution costs, however, are limited to 10.5% of the offering proceeds. Any distribution costs in excess of this limitation will be reimbursed to the Fund no later than the end of the offering period (see Note 1.)

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At December 31, 1999, such restricted funds totaled $23,500.

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


                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC

                           By:  TECHNOLOGY FUNDING INC.
                                Investment Manager


Date:  March 29, 2000      By:     /s/Michael Brenner
                                ------------------------------
                                      Michael Brenner
                                      Vice President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 29, 2000
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding, Ltd.



The above represents the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.