Form 10-Q
period 2000-03-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2000-05-15
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                        March 31,        December 31,
                                          2000              1999
                                       -----------      -----------
ASSETS

Equity investments (cost basis of
 $277,977 and $247,977 for 2000 and
 1999, respectively)                    $330,197          315,186
Cash and cash equivalents                 40,972           10,829
Restricted cash                           35,100           23,500
Subscription receivable                    2,500               --
                                         -------          -------
     Total assets                       $408,769          349,515
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued
 expenses                               $ 37,748           26,734
Due to related parties                   778,497          644,455
                                         -------          -------
     Total liabilities                   816,245          671,189

Commitments, contingencies and
 subsequent events (Notes 5, 6, 8 and 9)

Members' equity
 Investors (Shares outstanding of
  5,057 and 4,456 in 2000 and
  1999, respectively)                    104,844          128,999
 Investment Managers                      (3,543)          (2,747)
 Deferred distribution costs            (508,777)        (447,926)
                                         -------          -------
     Total members' equity              (407,476)        (321,674)
                                         -------          -------
     Total liabilities and
       members' equity                  $408,769          349,515
                                         =======          =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three
                                                       Months Ended
                                                         March 31,
                                               --------------------------
                                                2000                1999
                                               ------              ------
Income:
 Interest income                             $     --                 917
                                               ------             -------
     Total income                                  --                 917

Costs and expenses:
 Management fees                                4,932                 232
 Independent Directors' compensation            7,616              16,003
 Operating expenses:
  Investment operations                         3,409              10,151
  Administrative and investor services         33,593              21,710
  Professional fees                            14,258              14,157
  Computer services                             6,309               3,630
                                               ------             -------
     Total operating expenses                  57,569              49,648
                                               ------             -------
     Total expenses                            70,117              65,883
                                               ------             -------
Net realized loss                             (70,117)            (64,966)

Change in net unrealized fair value of
 equity investments                           (14,989)                 --
                                               ------             -------
Net loss before cumulative effect of
 change in accounting principle               (85,106)            (64,966)

Cumulative effect of change in
 accounting principle (Note 2)                     --             (40,000)
                                               ------             -------
Net loss                                     $(85,106)           (104,966)
                                               ======             =======
Net loss per Share before cumulative
 effect of change in accounting principle    $ (17.60)             (17.08)

Cumulative effect of change in
 accounting principle (Note 2)                     --              (10.52)
                                               ------             -------
Net loss per Share                           $ (17.60)             (27.60)
                                               ======             =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF MEMBERS' EQUITY (unaudited)
-----------------------------------------

For the three months ended March 31, 2000

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Members' equity, December 31, 1999    $128,999        (2,747)        (447,926)       (321,674)

Sales of Fund shares                    60,100            --               --          60,100

Investment Managers'
 capital contributions                      --            55               --              55

Deferred distribution costs                 --            --          (60,851)        (60,851)

Net loss                               (84,255)         (851)              --         (85,106)
                                       -------         -----          -------         -------

Members' equity, March 31, 2000       $104,844        (3,543)        (508,777)       (407,476)
                                       =======         =====          =======         =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                             -------------------------
                                                2000           1999
                                             ---------       ---------
Cash flows from operating activities:
 Interest received                           $     --            917
 Cash paid to vendors                         (14,354)       (32,397)
 Cash advances received from related
  parties                                      12,493         17,469
                                               ------        -------
  Net cash used by operating activities        (1,861)       (14,011)
                                               ------        -------
Cash flows from investing activities:
 Purchase of equity investments               (30,000)      (127,497)
                                               ------        -------
  Net cash used by investing activities       (30,000)      (127,497)
                                               ------        -------
Cash flows from financings:
 Proceeds from sale of investor shares         60,100         11,600
 Increase in subscription receivable           (2,500)            --
 Investment Managers' capital contributions        55             12
 Payments for distribution costs                 (751)           (80)
 Payments (to) from restricted cash           (11,600)        12,500
 Proceeds from Investment Manager for
  investment purchases                         16,700             --
                                               ------        -------
  Net cash provided by financing activities    62,004         24,032
                                               ------        -------
Net increase (decrease) in cash and
 cash equivalents                              30,143       (117,476)
Cash and cash equivalents at beginning
 of year                                       10,829        153,692
                                               ------        -------

Cash and cash equivalents at March 31        $ 40,972         36,216
                                               ======        =======


See accompanying notes to unaudited financial statements.

-----------------------------------------------

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                             -------------------------
                                                2000           1999
                                             ---------       ---------

Reconciliation of net loss to net
 cash used by operating activities:

Net loss                                     $(85,106)      (104,966)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Cumulative effect of change in
   accounting principle                            --         40,000
  Change in net unrealized fair value of
   equity investments                          14,989             --
Changes in assets and liabilities net of
 effects from noncash financing activities:
  Due to related parties                       57,242         59,607
  Accounts payable and accrued expenses        11,014         (8,652)
                                               ------        -------
  Net cash used by operating activities      $ (1,861)       (14,011)
                                               ======        =======
Non-cash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers            $ 60,100         11,600
                                               ======        =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    General
      -------

In the opinion of the Investment Managers, the Balance Sheets as of March 31, 2000 and December 31, 1999 and the related Statements of Operations, Statements of Member's Equity, and Statements of Cash Flows for the three months ended March 31, 2000 and 1999, reflect all adjustments which are necessary for a fair presentation of the financial position, results of operations, and cash flows for such periods. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. The following notes to financial statements for activity through March 31, 2000, supplement those included in the Annual Report on Form 10-K. Allocation of income and loss to Investors is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.    Change in Accounting Principle for Organizational Costs
      -------------------------------------------------------

Effective January 1, 1999, the Fund adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5.") SOP 98-5 specifies that organizational costs should be expensed as incurred rather than capitalized and subsequently amortized.

The effect of adopting SOP 98-5 on net loss before the cumulative effect of the change in accounting principle for the three months ended March 31, 1999 was to reduce the loss by $2,500, or $.66 per share. The effect on net loss (including a non-cash charge of $40,000, or $10.52 per share, for the cumulative effect as of January 1, 1999) was $37,500, or $9.86 per share. The cumulative effect of this change on the Fund's balance sheet as of January 1, 1999 was to reduce organizational costs by $40,000.

The pro forma effect of retroactive application of this accounting principle would have resulted in net realized loss for the three months ended March 31, 1999 of $64,966, and net realized loss per Share of $17.08.

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

4.    Net Loss Per Investor Share
      ---------------------------

Net loss per Investor Share is calculated by dividing total net loss allocated to the Investors by the weighted average number of Shares outstanding for the three months ended March 31, 2000 and 1999 of 4,788 and 3,766, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the three months ended March 31, 2000 and 1999, were as follows:

                                                 2000            1999
                                                ------          ------
Management fees                                $ 4,932             232
Independent Directors' compensation              7,616          16,003
Reimbursable operating expenses                 32,201          25,903

At March 31, 2000 and December 31, 1999 management fees payable totaled $22,756 and $17,824, respectively.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At March 31, 2000 and December 31, 1999, due to related parties for such expenses was $370,041 and $301,031, respectively.

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs charged to the Fund by related parties were $60,100 and $11,600 in the three months ended March 31, 2000 and 1999, respectively. As discussed in Note 8, additional distribution costs have been, and will be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised. Distribution costs payable were $385,700 and $325,600 at March 31, 2000 and December 31, 1999, respectively.



6.    Equity Investments
      ------------------

Activity from January 1 through March 31, 2000, consisted of:
                                                                   January 1 through March 31, 2000
                                                     Principal     --------------------------------
                                                     Amount or
                                      Investment    Shares as of          Cost          Fair
Industry/Company          Position      Date       March 31, 2000         Basis         Value
----------------          --------   ----------    --------------      ----------     ---------
Balance at January 1, 2000                                               $247,977      315,186

Significant changes:

Communications
-------------
Women.com Networks,      Common
 Inc. (a)                shares         1999           6,048                    0      (14,989)

Medical/Biotechnology
---------------------
Resolution Sciences      Preferred
 Corporation (a)         shares         2000          15,000               30,000       30,000
                                                                          -------      -------
Total equity investments at March 31, 2000                               $277,977      330,197
                                                                          =======      =======

Legend and footnotes:

(a)  Equity securities acquired in a private placement transaction;
     resale may be subject to certain selling restrictions.




Resolution Sciences Corporation
-------------------------------

In February 2000, the Fund purchased 15,000 Series C Preferred shares for $30,000. This purchase was funded, in part, by cash advances from the Investment Managers.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations or the elimination of a discount relating to selling restrictions for publicly traded portfolio companies.

Subsequent to March 31, 2000, the fair value of the Partnership's investment in Women.com Networks, Inc. decreased by $22,660 as a result of a decrease in the publicly traded market price on May 8, 2000.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at March 31, 2000 and December 31, 1999, consisted of:

                                             2000             1999
                                            ------           ------
Demand accounts                             $40,214            9,966
Money-market accounts                           758              863
                                             ------          -------
     Total                                  $40,972           10,829
                                             ======          =======

As of March 31, 2000, the Fund's monies were on deposit at a single financial institution.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At March 31, 2000, such restricted funds totaled $35,100.

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At March 31, 2000, the Distributors had incurred distribution costs totaling $3,121,684, of which $120,000 has been paid and $385,700 has been recorded as a liability of the Fund, with the remaining portion of $2,615,984 payable to the Distributors as additional capital is raised. Additional distribution costs are expected to be incurred throughout the offering period and will be payable by the Fund as additional capital is raised.
The Fund's distribution costs, however, are limited to 10.5% of the total proceeds raised in this offering. Any distribution costs paid to the Distributors in excess of this limitation will be reimbursed to the Fund prior to the end of the offering period. If the Fund had not sold any additional shares subsequent to March 31, 2000, distribution costs would have been limited to $53,098. Distribution costs charged to the Fund through March 31, 2000 in excess of the limitation would have totaled $455,679 and would have been borne by the Distributors. Cash payments made by the Fund through March 31, 2000 for such excess costs totaled $73,212 and would have been reimbursable to the Fund by the Distributors. The Fund reports these deferred distribution costs, to the extent that investor capital has been raised, as a liability and as a deduction from Members' equity.

9.    Subsequent Event--Suspension of Offering
      ----------------------------------------

Technology Funding Securities Corporation, at the request of the Directors of the Fund, suspended the offering of the Fund's shares pending the filing of a Post-Effective Amendment to the Fund's Registration Statement with the Securities and Exchange Commission. No shares in the Fund can be offered until the Post-Effective Amendment has been declared effective.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Liquidity and Capital Resources
-------------------------------

During the three months ended March 31, 2000, net cash used by operating activities totaled $1,861. The Fund received advances from the Investment Managers for operating expenses totaling $20,109 and paid $7,616 in compensation to Independent Directors. Other operating expenses of $14,354 were paid.

During the three months ended March 31, 2000, the Fund purchased equity investments of $30,000 in a company in the medical industry. The Fund received proceeds of $60,100 from sales of Investor shares and $55 from Investment Managers' capital contributions and paid $751 in distribution costs. Net funds deposited to restricted cash totaled $11,600. The Fund received cash advances of $16,700 from the Investment Managers for investment purchases.

Cash and cash equivalents at March 31, 2000, were $40,972. Future proceeds from the sale of Fund shares, sales of equity investments, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund
Partnership operations through the next twelve months.

Technology Funding Securities Corporation, at the request of the Directors of the Fund, suspended the offering of the Fund's shares pending the filing of a Post-Effective Amendment to the Fund's Registration Statement with the Securities and Exchange Commission. No shares in the Fund can be offered until the Post-Effective Amendment has been declared effective.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net losses for the three months ended March 31, 2000 and March 31, 1999 were $85,106 and $104,966, respectively.

As explained in Note 2 to the financial statements, the Fund adopted SOP 98-5 as of January 1, 1999. This adoption resulted in a $40,000 charge in the first quarter of 1999 to write off previously capitalized organizational costs in accordance with SOP 98-5.

Operating expenses totaled $57,569 and $49,648 for the quarters ended March 31, 2000 and 1999,respectively. The increase is due to increased investment activity.

The $14,989 decrease in net unrealized fair value of equity investments in the quarter ended March 31, 2000 is due to a decrease in the publicly traded market price of Women.com Networks, Inc.

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Fund during the quarter ended March 31, 2000.

(b) Financial Data Schedule for the period ended and as of March 31, 2000 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  May 15, 2000    By:        /s/Michael R. Brenner
                              -----------------------------------
                                     Michael R. Brenner
                                     Vice President