Form 10-Q
period 2000-06-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2000-08-14
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,       December 31,
                                          2000              1999
                                       -----------      -----------
ASSETS

Equity investments (cost basis of
 $277,977 and $247,977 for 2000 and
 1999, respectively)                    $128,425          315,186
Cash and cash equivalents                 69,132           10,829
Restricted cash                            1,000           23,500
                                         -------          -------
     Total assets                       $198,557          349,515
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued
 expenses                               $ 18,809           26,734
Due to related parties                   857,731          644,455
                                         -------          -------
     Total liabilities                   876,540          671,189

Commitments and contingencies
 (Notes 2, 5 and 8)

Members' equity
 Investors (Shares outstanding of
  5,157 and 4,456 in 2000 and
  1999, respectively)                          0          128,999
 Investment Managers                    (158,870)          (2,747)
 Deferred distribution costs            (519,113)        (447,926)
                                         -------          -------
     Total members' equity              (677,983)        (321,674)
                                         -------          -------
     Total liabilities and
       members' equity                  $198,557          349,515
                                         =======          =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three              For the Six
                                                       Months Ended               Months Ended
                                                         June 30,                   June 30,
                                                    -------------------       -------------------
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
Income:
 Interest income                                $      --           164          --         1,081
                                                  -------        ------     -------        ------
     Total income                                      --           164          --         1,081

Costs and expenses:
 Management fees                                    3,029         4,360       7,961         4,592
 Independent Directors' compensation               16,099        11,503      23,715        27,506
 Operating expenses:
  Investment operations                             2,551        42,869       5,960        53,020
  Administrative and investor services             33,651        22,151      67,244        43,861
  Professional fees                                 7,062        13,993      21,320        28,150
  Computer services                                 6,017         3,342      12,326         6,972
                                                  -------        ------     -------       -------
     Total operating expenses                      49,281        82,355     106,850       132,003
                                                  -------        ------     -------       -------
     Total expenses                                68,409        98,218     138,526       164,101
                                                  -------        ------     -------       -------
Net realized loss                                 (68,409)      (98,054)   (138,526)     (163,020)

Change in net unrealized fair value of equity
 investments                                     (201,772)           --    (216,761)           --
                                                  -------        ------     -------       -------
Net loss before cumulative effect of
 change in accounting principle                  (270,181)      (98,054)   (355,287)     (163,020)
Cumulative effect of change in accounting
 principle (Note 2)                                    --            --          --       (40,000)
                                                  -------        ------     -------       -------
Net loss                                        $(270,181)      (98,054)   (355,287)     (203,020)
                                                  =======        ======     =======       =======

Net loss per Share before cumulative
 effect of change in accounting principle       $  (22.28)       (24.41)     (40.04)       (41.69)
Cumulative effect of change in
 accounting principle (Note 2)                         --            --          --        (10.23)
                                                  -------        ------     -------       -------
Net loss per share                              $  (22.28)       (24.41)     (40.04)       (51.92)
                                                  =======        ======     =======       =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF MEMBERS' EQUITY (unaudited)
-----------------------------------------

For the six months ended June 30, 2000

                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----

Members' equity, December 31, 1999   $ 128,999        (2,747)        (447,926)       (321,674)

Sales of Fund shares                    70,100            --               --          70,100

Investment Managers'
 capital contributions                      --            65               --              65

Deferred distribution costs                 --            --          (71,187)        (71,187)

Net loss                              (199,099)     (156,188)              --        (355,287)
                                       -------       -------          -------         -------

Members' equity, June 30, 2000       $       0      (158,870)        (519,113)       (677,983)
                                       =======       =======          =======         =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                2000           1999
                                            ------------   ------------
Cash flows from operating activities:
 Interest received                          $      --          1,081
 Cash paid to vendors                         (54,535)       (89,302)
 Cash advances received from related
  parties, net                                 34,560         69,097
                                              -------        -------
  Net cash used by operating
   activities                                 (19,975)       (19,124)
                                              -------        -------
Cash flows from investing activities:
 Purchase of equity investments               (30,000)      (187,977)
                                              -------        -------
  Net cash used by investing activities       (30,000)      (187,977)
                                              -------        -------
Cash flows from financings:
 Proceeds from sale of investor shares         70,100         29,600
 Investment Managers' capital contributions        65             30
 Payments for distribution costs               (1,087)          (518)
 Payments from restricted cash, net            22,500          6,000
 Proceeds from Investment Manager for
  investment purchases                         16,700         35,000
                                              -------        -------
  Net cash provided by financing activities   108,278         70,112
                                              -------        -------
Net increase (decrease) in cash and
 cash equivalents                              58,303       (136,989)
Cash and cash equivalents at beginning
 of year                                       10,829        153,692
                                              -------        -------

Cash and cash equivalents at June 30        $  69,132         16,703
                                              =======        =======

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------

                                         For the Six Months Ended June 30,
                                         ---------------------------------
                                                2000           1999
                                            ------------   ------------
Reconciliation of net loss to net
 cash used by operating
 activities:

Net loss                                    $(355,287)      (203,020)

Adjustments to reconcile net loss to net
 cash used by operating activities:
  Cumulative effect of change in
   accounting principle                            --         40,000
  Change in net unrealized value of equity
   investments                                216,761             --
Changes in assets and liabilities net
of effects from non-cash financing
 activities:
  Due to related parties                      126,476        151,785
  Accounts payable and accrued expenses        (7,925)        (7,889)
                                              -------        -------
  Net cash used by operating
   activities                               $ (19,975)       (19,124)
                                              =======        =======
Non-cash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers           $  70,100         29,600
                                              =======        =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    General
      -------

Interim Financial Statements
----------------------------

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

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

Under the direction and control of the Board of Directors, the Management Committee is delegated the authority to establish valuation procedures and periodically apply such procedures to the Fund's venture capital investment portfolio. In fulfilling this responsibility, the Management Committee periodically updates and revises the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. Any change in fair value which results from the revision in estimating procedures is reported as a change in accounting estimate. The valuation procedures have been revised and updated by the Management Committee, and have been reflected in the June 30, 2000 financial statements. A change in accounting estimate of $170,721 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation procedures and is reflected in "Change in the net unrealized fair value of equity investments" in the "Statement of Operations."
The fair value of investments in publicly traded securities is considered to be the amount which the company may reasonably expect to receive if sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Fund and its affiliates is substantial in relation to the average trading volume.

The fair value of all other investments is determined in good faith by the Management Committee under the delegated authority of the Board of Directors after consideration of available, relevant information. There is no ready market for the Fund's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Fund could reasonably expect to receive for an investment in an orderly disposition on a current sale. Inherent in the good faith determination of fair value of these investments is the selection of a reasonable period for orderly disposition. Other significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Fund's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value.

At June 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $112,822 and $249,642, respectively, whose fair values were established in good faith by the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Management Committee amounted to $15,604 and $65,545 at June 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.    Suspension of Offering
      ----------------------

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000 because the Fund's registration statement under the Securities Act of 1933 was no longer current. The Fund may be obligated to offer investors who purchased shares after the date when the registration was no longer current the right to rescind their purchases.
In view of the uncertainties and contingent liabilities arising from these circumstances, and because the small size of the Fund will make it more difficult than originally anticipated to achieve the investment objectives of the Fund, the Fund Directors are considering the feasibility of offering all Fund investors a refund of the greater of their original capital contributions, plus interest, or their proportionate share of the Fund's net asset value, and are exploring all available options that would allow the Fund to accomplish that goal. There can be no assurance that the Directors will be successful in this effort. In any event, no further sales of Fund shares will be made unless and until a new and updated registration statement for the shares is filed with the Securities and Exchange Commission and declared effective.

3.    Change in Accounting Policy for Organizational Costs
      ----------------------------------------------------

Effective January 1, 1999, the Fund adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5.") SOP 98-5 specifies that organizational costs should be expensed as incurred rather than capitalized and subsequently amortized.

The effect of adopting SOP 98-5 on net loss before the cumulative effect of the change in accounting principle for the six months ended June 30, 1999 was to reduce the loss by $5,000, or $1.28 per share. The effect on net loss (including a non-cash charge of $40,000, or $10.23 per share, for the cumulative effect as of January 1, 1999) was $35,000, or $8.95 per share. The cumulative effect of this change on the Fund's balance sheet as of January 1, 1999 was to reduce organizational costs by $40,000.

The pro forma effect of retroactive application of this accounting principle would have resulted in net realized loss for the six months ended June 30, 1999 of $163,020, and net realized loss per Share of $41.69.

4.    Net Loss Per Investor Share
      ---------------------------

Net loss per Investor Share is calculated by dividing total net loss allocated to the Investors by the weighted average number of Shares outstanding for the three months ended June 30, 2000 and 1999 of 5,157 and 3,976, respectively, and the six months ended June 30, 2000 and 1999 of 4,973 and 3,871, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the six months ended June 30, 2000 and 1999, were as follows:

                                                 2000            1999
                                                ------          ------
Management fees                                $ 7,961           4,592
Independent Directors' compensation             23,715          27,506
Reimbursable operating expenses                 60,240          50,590

At June 30, 2000 and December 31, 1999 management fees payable totaled $25,785 and $17,824, respectively.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At June 30, 2000 and December 31, 1999, due to related parties for such expenses was $436,246 and $301,031, respectively.

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs charged to the Fund by related parties were $70,100 and $29,600 in the six months ended June 30, 2000 and 1999, respectively. As discussed in Note 8, additional distribution costs have been, and may be, incurred by the Distributors, and will be payable by the Fund as additional investor capital is raised. Distribution costs payable were $395,700 and $325,600 at June 30, 2000 and December 31, 1999, respectively.

6.    Equity Investments
      ------------------

At June 30, 2000, equity investments consisted of:
                                                                            June 30, 2000
                                                       Principal        ---------------------
                                                       Amount or
                                        Investment   Shares as of        Cost           Fair
Industry/Company          Position        Date       June 30, 2000       Basis          Value
----------------          --------     ----------    -------------     ----------     ---------

Communications
-------------
Women.com Networks,      Common
 Inc. (c)                shares         1999           6,048               60,480       15,604

Information Technology
----------------------
WorldRes,                Preferred
 Inc. (a) (b)            shares         1999          11,157               67,500       64,822

Medical/Biotechnology
---------------------
Biex, Inc.               Preferred
 (a) (b)                 shares         1999          23,076               59,997       11,999
Resolution Sciences      Preferred
 Corporation (a)         shares         2000          15,000               30,000       12,000
Sanarus Medical,         Preferred
 Inc. (a) (b)            shares         1999          40,000               60,000       24,000
                                                                          -------      -------
Total equity investments at June 30, 2000                                $277,977      128,425
                                                                          =======      =======
Legend and footnotes:

(a)  Equity securities acquired in a private placement transaction;
     resale may be subject to certain selling restrictions.
(b)  Portfolio company is an affiliate of the Fund; resale may be subject to certain selling restrictions.
(c) Marketable equity security.


All investments are valued at fair value as determined in good faith by the Directors of the Fund. See Note 1--Valuation of Investments. Significant purchases and sales of investments during the six months ended June 30, 2000 are as follows:

Resolution Sciences Corporation
-------------------------------

In February 2000, the Fund purchased 15,000 Series C Preferred shares for $30,000. This purchase was funded, in part, by cash advances from the Investment Managers.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at June 30, 2000 and December 31, 1999, consisted of:

                                             2000             1999
                                            ------           ------
Demand accounts                             $68,478            9,966
Money-market accounts                           654              863
                                             ------          -------
     Total                                  $69,132           10,829
                                             ======          =======

As of June 30, 2000, the Fund's monies were on deposit at a single financial institution.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At June 30, 2000, such restricted funds totaled $1,000.

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. At June 30, 2000, the Distributors had incurred distribution costs totaling $3,204,591, of which $120,000 has been paid and $395,700 has been recorded as a liability of the Fund, with the remaining portion of $2,688,891 payable to the Distributors as additional capital is raised (see Note 2.) Additional distribution costs may be incurred throughout the offering period and will be payable by the Fund as additional capital is raised. The Fund's distribution costs, however, are limited to 10.5% of the total proceeds raised in this offering. Any distribution costs paid to the Distributors in excess of this limitation will be reimbursed to the Fund prior to the termination of the offering. If the Fund did not sell any additional shares subsequent to June 30, 2000, distribution costs would be limited to $54,148. Distribution costs charged to the Fund through June 30, 2000 in excess of the limitation would have totaled $464,965 and would have been borne by the Distributors. Cash payments made by the Fund through June 30, 2000 for such excess costs totaled $65,852 and would have been reimbursable to the Fund by the Distributors. The Fund reports these deferred distribution costs, to the extent that investor capital has been raised, as a liability and as a deduction from Members' equity.

Item 2.   Management's Discussion and Analysis of Financial
          Condition

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000 because the Fund's registration statement under the Securities Act of 1933 was no longer current. The Fund may be obligated to offer investors who purchased shares after the date when the registration was no longer current the right to rescind their purchases.
In view of the uncertainties and contingent liabilities arising from these circumstances, and because the small size of the Fund will make it more difficult than originally anticipated to achieve the investment objectives of the Fund, the Fund Directors are considering the feasibility of offering all Fund investors a refund of the greater of their original capital contributions, plus interest, or their proportionate share of the Fund's net asset value, and are exploring all available options that would allow the Fund to accomplish that goal. There can be no assurance that the Directors will be successful in this effort. In any event, no further sales of Fund shares will be made unless and until a new and updated registration statement for the shares is filed with the Securities and Exchange Commission and declared effective.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The fund operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Fund's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Fund's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Fund's investments in securities for which there are no available market quotes is subject to the estimate of the Directors of the Fund in accordance with the valuation guidance described in Note 1 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Fund's investments may differ significantly from the values that would have been used had a ready market existed.

During the six months ended June 30, 2000, net cash used by operating activities totaled $19,975. The Fund received advances from the Investment Managers totaling $58,275 to fund its operations and paid $23,715 in compensation to Independent Directors and $54,535 in other operating expenses.

During the six months ended June 30, 2000, the Fund purchased equity investments of $30,000 in a company in the medical industry. The Fund received proceeds of $70,100 from sales of Investor shares and $65 from Investment Managers' capital contributions and paid $1,087 in distribution costs. Net funds released from restricted cash totaled $22,500. The Fund received advances of $16,700 from the Investment Managers for investment purchases.


Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding
    -------------------------------------------------------------------
    year
    ----

Net loss for the quarters ended June 30, 2000 and June 30, 1999 was $270,181 and $98,054, respectively. The increased loss is primarily due to a $201,772 decrease in the change in net unrealized fair value of equity investments.

The $201,772 decrease in net unrealized fair value of equity investments in the quarter ended June 30, 2000 is primarily due to a $170,721 decrease in fair value for the change in accounting estimate discussed in Note 1 to the financial statements and a decrease in the publicly traded share price of Women.com Networks, Inc.

Operating expenses totaled $49,281 and $82,355 for the three months ended June 30, 2000 and 1999, respectively. The decrease is primarily due to decreased investment monitoring and the related administrative expenses.

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.

    Current six months compared to corresponding six months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net loss for the six months ended June 30, 2000 and 1999 was $355,287 and $203,020, respectively. The increased loss is primarily due to a $216,761 decrease in the change in net unrealized fair value of equity investments.

The $216,761 decrease in net unrealized fair value of equity investments in the six months ended June 30, 2000 is due to a $170,721 decrease in fair value for the change in accounting estimate discussed in Note 1 to the financial statements and a decrease in the publicly traded share price of Women.com Networks, Inc.

Operating expenses totaled $106,850 and $132,003 for the six months ended June 30, 2000 and 1999, respectively. The decrease is primarily related to decreased investment monitoring and the related administrative expenses.

As explained in Note 3 to the financial statements, the Fund adopted SOP 98-5 as of January 1, 1999. This adoption resulted in a $40,000 charge in the first quarter of 1999 to write off previously capitalized organizational costs in accordance with SOP 98-5.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) No reports on Form 8-K were filed by the Fund during the quarter ended June 30, 2000.

b) Financial Data Schedule for the six months ended and as of June 30, 2000 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  August 14, 2000    By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited