Form 10-Q
period 2000-09-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2000-11-14
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-139

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                      September 30,     December 31,
                                          2000              1999
                                      ------------      -----------
ASSETS

Equity investments, at fair value
 (cost basis of $277,977 and
 $247,977 for 2000 and 1999,
 respectively)                          $119,538          315,186
Cash and cash equivalents                 62,527           10,829
Restricted cash                               --           23,500
                                         -------          -------
     Total assets                       $182,065          349,515
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued
 expenses                               $ 18,437           26,734
Due to related parties                   466,714          644,455
                                         -------          -------
     Total liabilities                   485,151          671,189

Commitments and contingencies

Members' equity
 Investors (Shares outstanding of
  5,157 and 4,456 in 2000 and
  1999, respectively)                         --          128,999
 Investment Managers                    (245,523)          (2,747)
 Deferred distribution costs             (57,563)        (447,926)
                                         -------          -------
     Total members' equity              (303,086)        (321,674)
                                         -------          -------
     Total liabilities and
       members' equity                  $182,065          349,515
                                         =======          =======

See accompanying notes to unaudited financial statements.

STATEMENTS OF OPERATIONS (unaudited)
----------------------------------

                                                       For the Three              For the Nine
                                                       Months Ended               Months Ended
                                                       September 30,              September 30,
                                                    -------------------       -------------------
                                                     2000         1999         2000         1999
                                                     ----         ----         ----         ----
Income:
 Interest income                                 $     --           186          --         1,267
                                                   ------        ------     -------       -------
     Total income                                      --           186          --         1,267

Costs and expenses:
 Management fees                                    2,578         2,429      10,539         7,021
 Independent Directors' compensation                9,409         3,348      33,124        30,854
 Operating expenses:
  Investment operations                             2,529        16,630       8,489        69,650
  Administrative and investor services             23,328        23,989      90,572        67,850
  Professional fees                                34,655         6,273      55,975        34,423
  Computer services                                 5,267         5,913      17,593        12,885
                                                   ------        ------     -------       -------
     Total operating expenses                      65,779        52,805     172,629       184,808
                                                   ------        ------     -------       -------
     Total expenses                                77,766        58,582     216,292       222,683
                                                   ------        ------     -------       -------
Net realized loss                                 (77,766)      (58,396)   (216,292)     (221,416)

Change in net unrealized fair value of equity
 investments                                       (8,887)           --    (225,648)           --
                                                   ------        ------     -------       -------
Net loss before cumulative effect of
 change in accounting principle                   (86,653)      (58,396)   (441,940)     (221,416)
Cumulative effect of change in accounting
 principle (Note 3)                                    --            --          --       (40,000)
                                                   ------        ------     -------       -------
Net loss                                         $(86,653)      (58,396)   (441,940)     (261,416)
                                                   ======        ======     =======       =======


Net loss per share before cumulative
 effect of change in accounting principle        $  (0.00)       (14.07)     (39.55)       (55.49)
Cumulative effect of change in
 accounting principle (Note 3)                      (0.00)        (0.00)      (0.00)       (10.03)
                                                   ------        ------     -------        ------
Net loss per share                               $  (0.00)       (14.07)     (39.55)       (65.52)
                                                   ======        ======     =======        ======

See accompanying notes to unaudited financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                For the Nine Months
                                                Ended September 30,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
Cash flows from operating activities:
 Interest received                           $     --          1,267
 Cash paid to vendors                        (101,130)      (104,901)
 Cash advances received from related
  parties, net                                 73,550         82,683
                                              -------        -------
  Net cash used by operating
   activities                                 (27,580)       (20,951)
                                              -------        -------
Cash flows from investing activities:
 Purchase of equity investments               (30,000)      (187,977)
                                              -------        -------
  Net cash used by investing activities       (30,000)      (187,977)
                                              -------        -------
Cash flows from financings:
 Proceeds from sale of investor shares         70,100         41,600
 Investment Managers' capital contributions        65             42
 Payments for distribution costs               (1,087)          (839)
 Payments from restricted cash, net            23,500          4,000
 Proceeds from Investment Manager for
  investment purchases                         16,700         35,000
                                              -------        -------
  Net cash provided by financing activities   109,278         79,803
                                              -------        -------
Net increase (decrease) in cash and
 cash equivalents                              51,698       (129,125)
Cash and cash equivalents at beginning
 of year                                       10,829        153,692
                                              -------        -------

Cash and cash equivalents at September 30    $ 62,527         24,567
                                              =======        =======

STATEMENTS OF CASH FLOWS (unaudited)(continued)
-----------------------------------------------


                                                For the Nine Months
                                                Ended September 30,
                                            ---------------------------
                                                2000           1999
                                            ------------   ------------
Reconciliation of net loss
 to net cash used by operating
 activities:

Net loss                                    $(441,940)      (261,416)

Adjustments to reconcile net realized
 loss to net cash used by operating
 activities:
  Cumulative effect of change in
   accounting principle                            --         40,000
  Change in net unrealized fair value of
   equity investments                         225,648             --
Changes in assets and liabilities net
 of effects from non-cash financing
 activities:
  Due to related parties                      197,009        190,512
  Accounts payable and accrued expenses        (8,297)         9,953
                                              -------        -------
  Net cash used by operating
   activities                               $ (27,580)       (20,951)
                                              =======        =======
Non-cash financing activities:

Organizational and deferred distribution
 costs due to Investment Managers           $(391,450)        41,600
                                              =======        =======


See accompanying notes to unaudited financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    General
      -------

Interim Financial Statements
----------------------------

In the opinion of the Investment Managers, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, members' equity and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 1999. Allocation of income and loss to Investors is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

Valuation of Investments
------------------------

Investments are valued at fair value as required by the Investment Company Act of 1940.

Under the direction and control of the Board of Directors, the Management Committee is delegated the authority to establish valuation procedures and periodically apply such procedures to the Fund's venture capital investment portfolio. In fulfilling this responsibility, the Management Committee periodically updates and revises the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and updated by the Management Committee in the quarter ended June 30, 2000. A change in fair value of $170,721 was recognized during the quarter ended June 30, 2000 to reflect the revisions to the valuation methodology and is reflected in "Change in the net unrealized fair value of equity investments" in the "Statement of Operations."

The fair value of investments in publicly traded securities is considered to be the amount which the Fund may reasonably expect to receive if the investments were sold on the valuation date. Unrestricted securities are valued at the five-day average closing sales price or bid/ask price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to securities subject to resale restrictions resulting from Rule 144, contractual lock-ups such as those commonly associated with underwriting agreements, or knowledge of material non-public information and also to unrestricted securities when the number of shares held by the Fund and its affiliates is substantial in relation to the average trading volume.

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

In connection with the proposed transaction described in Note 2, the Management Committee engaged an independent third party to value the Fund's investments as of September 1, 2000. The valuation report was received on October 11, 2000 and the information therein was utilized by the Management Committee in the determination of fair value. The valuation report's estimated total fair value of investments at September 1, 2000 of $180,709 exceeds the fair value of investments determined in good faith by the Management Committee at September 30, 2000 of $119,538. The difference primarily results because of changes in market conditions between the valuation dates and because the valuation report's estimates for two portfolio companies were based in part upon proposed rounds of financing at higher valuations. In accordance with the valuation procedures established by the Board of Directors, financing rounds at higher valuations must be finalized with evidence of new third party participation before they can be reflected in fair value for financial reporting purposes.

At September 30, 2000 and December 31, 1999, the investment portfolio included investments totaling $110,317 and $249,641, respectively, whose fair values were established in good faith by the Management Committee in the absence of readily ascertainable market values. In addition, investments in publicly traded securities which have been subjected to a discount for legal, contractual or practical restrictions as determined by the Management Committee amounted to $9,221 and $65,545 at September 30, 2000 and December 31, 1999, respectively. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

2.    Suspension of Offering and the Uncertain Future of the Fund
      -----------------------------------------------------------

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. The small size of the Fund will make it more difficult than originally anticipated to achieve the investment objectives of the Fund. Therefore, the Fund Directors are considering the feasibility of offering all Fund investors a refund of the greater of their original capital contributions, plus interest, or their proportionate share of the Fund's net asset value, and are exploring all available options that would allow the Fund to accomplish that goal. Certain options being explored may require the approval of the Securities and Exchange Commission. There can be no assurance that the Directors will be successful in this effort.

The uncertainties arising from these circumstances raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Fund has been advised by its independent public accountants that should the uncertainties surrounding the Fund's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

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

The effect of adopting SOP 98-5 on net loss before the cumulative effect of the change in accounting principle for the nine months ended September 30, 1999 was to reduce the loss by $7,500, or $1.88 per share. The effect on net loss (including a non-cash charge of $40,000, or $10.03 per share, for the cumulative effect as of January 1, 1999) was $32,500, or $8.15 per share. The cumulative effect of this change on the Fund's balance sheet as of January 1, 1999 was to reduce organizational costs by $40,000.

The pro forma effect of retroactive application of this accounting principle would have resulted in net realized loss for the nine months ended September 30, 1999 of $221,416, and net realized loss per share of $55.49.

4.    Net Loss Per Investor Share
      ---------------------------

Net loss per investor share is calculated by dividing total net loss allocated to the Investors by the weighted average number of shares outstanding for the three months ended September 30, 2000 and 1999 of 5,157 and 4,109, respectively, and the nine months ended September 30, 2000 and 1999 of 5,034 and 3,950, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs for the nine months ended September 30, 2000 and 1999, were as follows:

                                                 2000            1999
                                                ------          ------
Management fees                                $10,539           7,021
Independent Directors' compensation             33,124          30,854
Reimbursable operating expenses                 79,796          78,454


At September 30, 2000 and December 31, 1999 management fees payable totaled $28,363 and $17,824, respectively. Management fees are equal to 2% of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fee will be 2% of the cost basis of Fund assets.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At September 30, 2000 and December 31, 1999, due to related parties for such expenses was $438,351 and $301,031, respectively.

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs were charged to the Fund to the extent capital was raised; such costs charged by related parties were $70,100 and $41,600 in the nine months ended September 30, 2000 and 1999, respectively, and $515,700 since inception of the Fund. However, as described in Note 2, the Fund's offering has been suspended and the Directors have no immediate plans to file a new registration statement. Distribution costs payable to the Investment Managers and Distributors are limited to 10.5% of the offering proceeds. Accordingly, distribution costs charged to the Fund were reduced by $461,550 as of September 30, 2000 since the Directors do not currently expect additional proceeds to be raised. Distribution costs paid by the Fund in excess of the limitation totaling $65,852 have been repaid to the Fund. As discussed in Note 8, additional distribution costs have been, and may be, incurred by the Distributors, and would be payable by the Fund if additional investor capital is raised. Distribution costs payable were $0 and $325,600 at September 30, 2000 and December 31, 1999, respectively.



6.    Equity Investments
      ------------------

At September 30, 2000, equity investments consisted of:
                                                                         September 30, 2000
                                                       Principal        ---------------------
                                                       Amount or
                                        Investment   Shares as of        Cost           Fair
Industry/Company          Position        Date     September 30, 2000    Basis          Value
----------------          --------     ----------  -----------------   ----------     ---------

Communications
-------------
Women.com Networks,      Common
 Inc. (c)                shares         1999           6,048              $60,480        9,221

Information Technology
----------------------
WorldRes,                Preferred
 Inc. (a) (b)            shares         1999          11,157               67,500       62,817

Medical/Biotechnology
---------------------
Biex, Inc.               Preferred
 (a) (b)                 shares         1999          23,076               59,997       11,500
Resolution Sciences      Preferred
 Corporation (a)         shares         2000          15,000               30,000       12,000
Sanarus Medical,         Preferred
 Inc. (a) (b)            shares         1999          40,000               60,000       24,000
                                                                          -------      -------
Total equity investments at September 30, 2000                           $277,977      119,538
                                                                          =======      =======
Legend and footnotes:

(a)  Equity securities acquired in a private placement transaction;
     resale may be subject to certain selling restrictions.
(b)  Portfolio company is an affiliate of the Fund; resale may be subject to certain selling restrictions.
(c) Marketable equity security.


All investments are valued at fair value as determined in good faith by the Directors of the Fund. See Note 1--Valuation of Investments. Significant purchases and sales of investments during the nine months ended September
30, 2000 are as follows:

Resolution Sciences Corporation
-------------------------------

In February 2000, the Fund purchased 15,000 Series C Preferred shares for
$30,000. This purchase was funded, in part, by cash advances from the Investment Managers.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at September 30, 2000 and December 31, 1999, consisted of:

                                             2000             1999
                                            ------           ------
Demand accounts                             $61,979            9,966
Money-market accounts                           548              863
                                             ------          -------
     Total                                  $62,527           10,829
                                             ======          =======

As of September 30, 2000, the Fund's monies were on deposit at a single financial institution.

Under terms of an agreement with the Fund's bank, the use of the funds arising from sales of shares via automatic clearing house (ACH) wire transfers and credit card transactions are restricted for a maximum period of 90 days. At September 30, 2000, there were no such restricted funds.

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. The Fund's distribution costs, however, are limited to 10.5% of the total proceeds raised in this offering. At September 30, 2000, the Distributors had incurred distribution costs totaling $3,283,103, of which $54,148 has been paid based upon the 10.5% limitation, with the remaining portion of $3,228,955 payable to the Distributors in the unlikely event that additional capital is raised (see Notes 2 and 5.) Additional distribution costs may be incurred and would be payable by the Fund if additional capital is raised. As more fully discussed in Note 5, distribution costs paid to the Distributors in excess of this limitation of $65,852 were reimbursed to the Fund during the quarter ended September 30, 2000. The Fund reports the distribution costs as a deduction from Members' equity.



Item 2.   Management's Discussion and Analysis of Financial
          Condition

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. The small size of the Fund will make it more difficult than originally anticipated to achieve the investment objectives of the Fund. Therefore, the Fund Directors are considering the feasibility of offering all Fund investors a refund of the greater of their original capital contributions, plus interest, or their proportionate share of the Fund's net asset value, and are exploring all available options that would allow the Fund to accomplish that goal. Certain options being explored may require the approval of the Securities and Exchange Commission. There can be no assurance that the Directors will be successful in this effort.

The uncertainties arising from these circumstances raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.


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

During the nine months ended September 30, 2000, net cash used by operating activities totaled $27,580. The Fund received advances from the Investment Managers totaling $134,254 to fund its operations and paid $33,124 in compensation to Independent Directors and $101,130 in other operating expenses.

During the nine months ended September 30, 2000, the Fund purchased equity investments of $30,000 in a company in the medical industry. The Fund received proceeds of $70,100 from sales of Investor shares and $65 from Investment Managers' capital contributions and paid $1,087 in distribution costs. Net funds released from restricted cash totaled $23,500. The Fund received advances of $16,700 from the Investment Managers for investment purchases.


Results of Operations
---------------------

    Current quarter compared to corresponding quarter in the preceding year
    -----------------------------------------------------------------------

Net loss for the quarters ended September 30, 2000 and September 30, 1999 was $86,653 and $58,396, respectively. The increased loss is primarily due to a $12,974 increase in operating expenses.

Operating expenses totaled $65,779 and $52,805 for the three months ended September 30, 2000 and 1999, respectively. The increase is due to professional fees incurred for an independent valuation of the Fund's investments, partially offset by decreased investment monitoring expenses.

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.

    Current nine months compared to corresponding nine months in the
    ---------------------------------------------------------------
    preceding year
    --------------

Net loss for the nine months ended September 30, 2000 and 1999 was $441,940 and $261,416, respectively. The increased loss is primarily due to a $225,648 decrease in the change in net unrealized fair value of equity investments.

The $225,648 decrease in net unrealized fair value of equity investments is primarily due to a $170,721 decrease in fair value as discussed in Note 1 to the financial statements and a decrease in the publicly traded market price of Women.com Networks, Inc.

Operating expenses totaled $172,629 and $184,808 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in primarily due to decreased investment monitoring expenses, partially offset by increased administrative expenses and professional fees.

As explained in Note 3 to the financial statements, the Fund adopted SOP 98-5 as of January 1, 1999. This adoption resulted in a $40,000 charge in the first quarter of 1999 to write off previously capitalized organizational costs in accordance with SOP 98-5.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

a) A Form 8-K was filed by the Fund on September 12, 2000 to report the resignation of KPMG LLP as the Fund's independent accountants. A
Form 8-K/A was filed by the Fund on September 25, 2000 with KPMG
LLP's letter in response to the Form 8-K.

A Form 8-K was filed on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Fund's new independent public accountants.

b) Financial Data Schedule for the nine months ended and as of September 30, 2000 (Exhibit 27).

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                                 Investment Manager






Date:  November 14, 2000    By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited