Form 10-K
period 2000-12-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2001-03-30
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the Year Ended December 31, 2000

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
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of
this Form 10-K or any amendment to this Form 10-K.         [   ]
No active market for the shares of the limited liability company investor shares (Shares) exists, and therefore the market value of such Shares cannot be determined.
Documents incorporated by reference: Portions of the Prospectus of Technology Funding Venture Capital Fund VI, LLC, as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997 Pre-effective Amendment No. 1 to the Form N-2 Registration Statement No. 333-23913 dated July 11, 1997, filed pursuant to Rule 424(c) of the General Rules and Regulations under the Securities Act of 1933 are incorporated by reference in Parts I and III hereof.
Forward-Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Fund. The Fund and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Fund's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Fund. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Fund undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Capital Fund VI, LLC (the Fund) is a limited liability company organized under the laws of the State of Delaware in February 1997. Through April 25, 2000, the Fund was offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The offering commenced on January 22, 1998, (the Commencement Date). The shares were being offered and sold through Technology Funding Securities Corporation
(TFSC), a wholly owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. TFSC suspended the offering of shares of the Fund on April 25, 2000 with a total of 5,157 shares sold. The Fund's original contributed capital was $516,216, consisting of $515,700 from investors and $516 from Investment Managers, Technology Funding Ltd. (TFL) and Technology Funding Inc.
(TFI).  The Investment Managers do not own any shares.

The small size of the Fund will make it more difficult than originally anticipated to achieve the investment objectives of the Fund. Therefore, the Directors are considering the feasibility of offering all investors a refund of the greater of their original capital contributions, plus interest, or their proportionate share of the Fund's net asset value, and are exploring all available options that would allow the Fund to accomplish that goal. Certain options being explored may require the approval of the Securities and Exchange Commission. There can be no assurance that the Directors will be successful in this effort.

The uncertainties arising from these circumstances raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The purpose of the Fund is to make venture capital investments in emerging growth companies and preserve investor capital through risk management and active involvement with such companies as described in the "Summary of the Offering" and "Business of the Fund" sections of the Prospectus dated June 4, 1998. The Fund has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company as that term is defined in the Act. Additional characteristics of the Fund's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Fund will continue until December 31, 2007, subject to the right of the Directors to extend the term for up to two additional two-year periods, or until dissolution prior thereto.

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

No matter was submitted to a vote of the holders of Shares of the Fund during 2000.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Shares.

(b) At December 31, 2000, there were 153 shareholders of record.

(c)  The Registrant, does not pay dividends.
    Distributions of cash and securities, however, may be made to the investors in the Fund pursuant to the Registrant's Operating Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                          For the Years Ended and
                                             as of December 31,
                                       ----------------------------
                                         2000      1999      1998
                                       --------  --------  --------


Investment income                    $       --     1,313     5,109
Net investment loss                    (316,362) (250,014)  (96,994)
Realized losses from impairment
 write-downs                            (59,997)       --        --
(Decrease) increase in unrealized
 appreciation (depreciation) of
 equity investments                    (244,370)   67,209        --
Net decrease in members' equity
 resulting from operations before
 cumulative effect of change in
 accounting principle                  (620,729) (182,805)  (96,994)
Cumulative effect of change in
 accounting principle                        --   (40,000)       --
Net decrease in members' equity
 resulting from operations             (620,729) (222,805)  (96,994)
Net decrease in members' equity
 resulting from operations per Share
 before cumulative effect of change
 in accounting principle                 (39.31)   (44.77)   (38.70)
Cumulative effect per Share of
 change in accounting principle              --     (9.79)       --
Net decrease in members' equity
 resulting from operations
 per Share                               (39.31)   (54.56)   (38.70)
Total assets                             97,724   349,515   214,692

See Notes 2 and 5 of the financial statements for a description of the method of calculation of net decrease in members' equity resulting from operations per Share. See Note 3 for a description of the change in accounting principle.

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

The uncertainties arising from these circumstances raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

For the year ended December 31, 2000, net cash used by operating activities totaled $33,202. The Fund received advances from the Investment Managers for operating expenses totaling $152,580 and paid $47,358 in compensation to Independent Directors. Payments to vendors for operating expenses totaled $138,424.

During 2000, the Fund purchased equity investments of $31,613 in companies in the communications and medical/biotechnology industries. The Fund received proceeds of $70,100 from sales of investor shares and $65 from Investment Managers' capital contributions and paid $1,087 for organizational and distribution costs. Net funds released from restricted cash totaled $23,500. The Fund received advances of $16,700 from the Investment Managers for investment purchases.

Cash and cash equivalents at December 31, 2000, were $55,292. The Investment Managers have made loans to the Fund to finance its recurring losses from on-going operations. The Fund has very limited cash resources and primarily illiquid assets. The Investment Managers are under no obligation to continue financing the Fund's operation and may elect to discontinue such support at any time during the remaining life of the Fund.

Results of Operations
---------------------

2000 compared to 1999
---------------------

The net decrease in members' equity resulting from operations for the years ended December 31, 2000 and 1999, was $620,729 and $222,805, respectively. The increased loss is primarily due to an increase in the net unrealized depreciation of equity investments, an increase in realized losses from impairment write-downs on investments and increased operating expenses.

Unrealized depreciation on equity investments was $177,161 at December 31, 2000, compared to unrealized appreciation on equity investments of $67,209 at December 31, 1999. During the year ended December 31, 2000, the $244,370 decrease in unrealized appreciation of equity investments was primarily attributable to a $170,721 decrease in fair value of equity investments to reflect the revisions to the valuation methodology discussed in Note 1 to the financial statements. The remaining decrease is due to unfavorable events and market conditions for portfolio companies in the communications and information technology industries. During 1999, the $67,209 increase in unrealized appreciation of equity investments was due to increases in portfolio companies in the communications and information technology industries.

During 2000, the Fund recorded realized losses from impairment write-downs on investments of $59,997, which represents the Fund's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional financing.

Operating expenses totaled $255,886 and $203,397 for the years ended December 31, 2000 and 1999, respectively. The increase is primarily due to increased professional fees.

Given the inherent risk associated with the business of the Fund, the future sale of Fund shares and the performance of portfolio company investments may significantly impact future operations.

1999 compared to 1998
---------------------

The net decrease in members' equity resulting from operations for the years ended December 31, 1999 and 1998, was $222,805 and $96,994, respectively. The increased loss is primarily due to an increase in operating expenses and a charge for the cumulative effect of a change in accounting for organizational costs, partially offset by an increase in the net unrealized appreciation of equity investments.

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

During 1999, the $67,209 increase in unrealized appreciation of equity investments was due to portfolio companies in the communications and information technology industries.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ----------------------------------------------------------

The Fund is subject to financial market risks, including changes in interest rates with respect to its investments in debt securities and interest bearing cash equivalents as well as changes in marketable equity security prices. The Fund does not use derivative financial instruments to mitigate any of these risks. The return on the Fund's investments is generally not affected by foreign currency fluctuations.

The Fund does not have a significant exposure to modest public market price fluctuations as the Fund primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Funds's investments in private companies, the valuation of the investments is subject to the estimate of the Fund's Directors. In the absence of a readily ascertainable market value, the estimated value of the Fund's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Fund's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities. The Fund's investments also include some debt securities. Since the debt securities are generally priced at a fixed rate, changes in interest rates do not directly impact interest income. The Fund's debt securities are generally held to maturity or converted into equity securities of private companies.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------   -------------------------------------------

The financial statements of the Registrant are set forth in
Item 14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

The Directors are responsible for the management and administration of the Fund. The Directors consist of three Independent Directors and a representative from each of Technology Funding Ltd., a California limited partnership
(TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Investment Managers. The Fund has no executive officers. Information concerning the ownership of TFL and the business experience of the key officers of TFI, the partners of TFL and the Independent Directors is incorporated by reference from the sections entitled "Management of the Fund-The Investment Managers", "Management of the Fund-Key Personnel of the Investment Managers" and "Management of the Fund-The Fund Directors" on pages 23 to 25 of the Prospectus as revised June 4, 1998 (accession number 0000950133-98-002220), forming a part of the December 5, 1997 Pre-effective Amendment No 1 to the Form N-2 Registration Statement No 333-23913 dated July 11, 1997.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers. The Fund pays the Investment Managers a management fee for supervising the venture capital operations of the Fund. In 2000, the Fund incurred $13,118 in management fees. As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date as defined in the Partnership Agreement, $1,000 and related expenses for each attended meeting of the Directors and $1,000 and related expenses for each attended committee meeting unless such committee meeting is held on the same day as a meeting of the Directors. For the year ended December 31, 2000, $47,358 of such fees were incurred.


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


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a) List of Documents filed as part of this Annual Report on Form 10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and
                   for the year ended December 31, 2000
                  Independent Auditors' Report as of December 31, 1999
                   and for the years ended December 31, 1999 and 1998
                  Balance Sheets as of December 31, 2000 and 1999 Statements of Investments as of December 31, 2000
                   and 1999
                  Statements of Operations for the years
                   ended December 31, 2000, 1999 and 1998
                  Statements of Members' Equity for the years
                   ended December 31, 2000, 1999 and 1998
                  Statements of Cash Flow for the years
                   ended December 31, 2000, 1999 and 1998
                  Notes to Financial Statements

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

         (b)  Reports on Form 8-K

              A report on Form 8-K was filed by the Registrant on November 13, 2000 to report the appointment of Arthur Andersen LLP as the Fund's independent public accountants. No financial statements were filed.

         (c) Financial Data Schedule for the year ended and as of December 31, 2000 (Exhibit 27).

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Members of
     Technology Funding Venture Capital Fund VI, LLC:

We have audited the accompanying balance sheet of Technology Funding Venture Capital Fund VI, LLC (a Delaware limited liability company) (the Fund), including the statement of investments, as of December 31, 2000, and the related statements of operations, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Capital Fund VI, LLC as of December 31, 2000, and the results of its operations, changes in members' equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the small size of the Fund and the suspension of further offering of shares raise substantial doubt about its ability to continue as a going concern. The Director's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Los Angeles, California                         /S/ARTHUR ANDERSEN LLP
March 16, 2001

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------









The Members
Technology Funding Venture Capital Fund VI, LLC:


We have audited the accompanying balance sheet of Technology Funding Venture Capital Fund VI, LLC (a Delaware limited liability company), including the statement of investments, as of December 31, 1999, and the related statements of operations, members' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of certain securities owned, by correspondence with the individual investee companies, and a physical examination of those securities held by a safeguarding agent as of December 31, 1999. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Capital Fund VI, LLC as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States of America.



Albuquerque, New Mexico                                    /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                       December 31,
                                                    ------------------
                                                    2000          1999
                                                    ----          ----
ASSETS

Equity investments (cost basis of
  $219,593 and $247,977 for 2000
  and 1999, respectively)                        $ 42,432       315,186
Cash and cash equivalents                          55,292        10,829
Restricted cash                                        --        23,500
                                                  -------       -------
     Total assets                                $ 97,724       349,515
                                                  =======       =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses            $ 19,247        26,734
Due to related parties                            559,352       644,455
Other liabilities                                   1,000            --
                                                  -------       -------
     Total liabilities                            579,599       671,189

Commitments and contingencies

Members' equity
 (Shares outstanding of 5,157 and 4,456
  in 2000 and 1999, respectively)                (481,875)     (321,674)
                                                  -------       -------
     Total liabilities and
       members' equity                           $ 97,724       349,515
                                                  =======       =======

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                            Shares      December 31, 2000    December 31, 1999
                                            as of      -------------------  -------------------
Industry                       Investment December 31,  Cost        Fair     Cost        Fair
Company               Position    Date       2000       Basis       Value    Basis       Value
---------             -------- ---------- -----------  -------     -------  -------     -------
Equity Investments
------------------

Communications
--------------
Women.com Networks,    Common    1999-
 Inc. (c)              shares    2000      9,345    $ 62,093         2,044     60,480    65,545

Information Technology
----------------------
WorldRes, Inc. (a) (b) Preferred
                       shares    1999     11,157      67,500        13,388     67,500   129,644

Medical/Biotechnology
---------------------
Biex, Inc. (a) (b)     Preferred
                       shares    1999         --          --            --     59,997    59,997
Resolution Sciences    Preferred
 Corporation (a)       shares    2000     15,000      30,000         9,000         --        --
Sanarus Medical,       Preferred
 Inc. (a) (b)          shares    1999     40,000      60,000        18,000     60,000    60,000
                                                     -------        ------    -------   -------
Total equity investments                            $219,593        42,432    247,977   315,186
                                                     =======        ======    =======   =======
Legend and footnotes:

(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Fund; resale may be subject to certain selling restrictions.
(c) Marketable equity security.
(1) The Fund has no income-producing securities.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                        For the Years Ended December 31,
                                        -------------------------------
                                            2000      1999      1998
                                            ----      ----      ----
Investment income:
 Interest income                         $      --     1,313    5,109
                                          --------   -------  -------
     Total investment income                    --     1,313    5,109

Costs and expenses:
 Management fees                            13,118    10,404    7,420
 Independent Directors' compensation        47,358    37,526   44,206
 Amortization of organizational costs           --        --   10,000
 Operating expenses:
  Investment operations                     33,449    24,969       --
  Administrative and investor services     115,495   113,812    4,068
  Professional fees                         84,736    44,482   36,409
  Computer services                         22,206    20,134       --
                                          --------   -------  -------
     Total operating expenses              255,886   203,397   40,477
                                          --------   -------  -------
     Total costs and expenses              316,362   251,327  102,103
                                          --------   -------  -------
Net investment loss                       (316,362) (250,014) (96,994)
                                          --------   -------  -------
Realized loss from impairment
    write-downs                            (59,997)       --       --
                                          --------   -------  -------
Net realized loss                          (59,997)       --       --
                                          --------   -------  -------
Net (decrease) increase in unrealized
 appreciation (depreciation)
 of equity investments                    (244,370)   67,209       --
                                          --------   -------  -------
Net decrease in members' equity
 resulting from operations before
 cumulative effect of change in
 accounting principle                     (620,729) (182,805) (96,994)
Cumulative effect of change in
 accounting principle (Note 2)                  --   (40,000)      --
                                          --------   -------  -------
Net decrease in members' equity
 resulting from operations               $(620,729) (222,805) (96,994)
                                          ========   =======  =======

STATEMENTS OF OPERATIONS (continued)
-----------------------------------

Net decrease in members' equity
 resulting from operations per Share
 before cumulative effect of change
 in accounting principle                 $  (39.31)   (44.77)  (38.70)
Cumulative effect per Share of change
 in accounting principle (Note 2)               --     (9.79)      --
                                          --------   -------  -------
Net decrease in members' equity
 resulting from operations per Share     $  (39.31)   (54.56)  (38.70)
                                          ========   =======  =======

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF MEMBERS' EQUITY
----------------------------

For the years ended December 31, 2000, 1999 and 1998:
                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----
Members' equity, January 1, 1998      $      0             0                0               0
Sales of Fund shares                   371,000            --               --         371,000
Investment Managers'
 capital contributions                      --           371               --             371
Deferred distribution costs                 --            --         (372,252)       (372,252)
Net investment loss                    (96,024)         (970)              --         (96,994)
                                       -------       -------          -------         -------
Members' equity, December 31, 1998     274,976          (599)        (372,252)        (97,875)
Sales of Fund shares                    74,600            --               --          74,600
Investment Managers'
 capital contributions                      --            80               --              80
Deferred distribution costs                 --            --          (75,674)        (75,674)
Net investment loss                   (287,114)       (2,900)              --        (290,014)
Net increase in unrealized
 appreciation                           66,537           672               --          67,209
                                       -------       -------          -------         -------
Members' equity, December 31, 1999     128,999        (2,747)        (447,926)       (321,674)
Sales of Fund shares                    70,100            --               --          70,100
Investment Managers'
 capital contributions                      --            65               --              65
Deferred distribution costs                 --            --          390,363         390,363
Net investment loss                   (101,474)     (214,888)              --        (316,362)
Net realized loss                      (19,244)      (40,753)              --         (59,997)
Net decrease in unrealized
 appreciation                          (78,381)     (165,989)              --        (244,370)
                                       -------       -------          -------         -------
Members' equity, December 31, 2000    $      0      (424,312)         (57,563)       (481,875)
                                       =======       =======          =======         =======

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                                      For the years
                                                    ended December 31,
                                              -----------------------------
                                                2000       1999      1998
                                                ----       ----      ----
Cash flows from operating activities:
 Interest received                          $      --     1,313      5,109
 Cash paid to vendors                        (138,424)  (98,470)    (5,304)
 Cash paid to related parties                      --        --    (25,232)
 Cash advances received from related
  parties, net                                105,222    64,165         --
                                             --------   -------    -------
  Net cash used by operating activities       (33,202)  (32,992)   (25,427)
                                             --------   -------    -------
Cash flows from investing activities:
 Purchase of equity investments               (31,613) (247,977)        --
                                             --------   -------    -------
  Net cash used by investing activities       (31,613) (247,977)        --
                                             --------   -------    -------
Cash flows from financing activities:
 Proceeds from sale of investor shares         70,100    74,600    371,000
 Investment Managers' capital contributions        65        80        371
 Payments for organizational and
  distribution costs                           (1,087)   (1,074)  (171,252)
 Payments from (to) restricted cash            23,500    (2,500)   (21,000)
 Proceeds from Investment Manager for
  investment purchases                         16,700    67,000         --
                                             --------   -------    -------
  Net cash provided by financing activities   109,278   138,106    179,119
                                             --------   -------    -------
Net increase (decrease) in cash and
 cash equivalents                              44,463  (142,863)   153,692
Cash and cash equivalents at beginning
 of year                                       10,829   153,692         --
                                             --------   -------    -------
Cash and cash equivalents at end of year    $  55,292    10,829    153,692
                                             ========   =======    =======


STATEMENTS OF CASH FLOWS (continued)
-----------------------------------

Reconciliation of net decrease in members' equity resulting from operations to net cash used by operating activities:

Net decrease in members'
 equity resulting from operations           $(620,729) (222,805)   (96,994)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash used by operating activities:
  Amortization of organizational costs             --        --     10,000
  Cumulative effect of change in
   accounting principle                            --    40,000         --
  Realized losses from impairment
   write-downs                                 59,997        --         --
  Net decrease (increase) in net
   unrealized appreciation (depreciation)
   of equity investments                      244,370   (67,209)        --
  Changes in assets and liabilities net of
   effects from noncash financing activities:
    Accounts payable and accrued expenses      (6,487)   (8,439)    35,173
    Due to related parties                    289,647   225,461     26,394
                                             --------   -------    -------
  Net cash used by operating activities     $ (33,202)  (32,992)   (25,427)
                                             ========   =======    =======
Noncash financing activities:

(Decrease)increase in deferred distribution
 costs due to Investment Managers           $(325,600)   74,600    251,000
                                             ========   =======    =======


The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.    General
      -------

Technology Funding Venture Capital Fund VI, LLC (the Fund) is a Delaware limited liability company (LLC) organized in February 1997. The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the Act). The Fund operates as a nondiversified investment company as defined in the Act.

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

From February 1997 through January 22, 1998, the Fund was inactive. The offering commenced on January 22, 1998, (the Commencement Date). Through April 25, 2000, the Fund was offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The shares were being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. TFSC suspended the offering of shares of the Fund on April 25, 2000 with a total of 5,157 shares sold. The Fund's original contributed capital was $516,216, consisting of $515,700 from investors and $516 from Directors. The Directors do not own any shares. The small size of the Fund will make it more difficult than originally anticipated to achieve the investment objectives of the Fund. Therefore, the Directors are considering the feasibility of offering all investors a refund of the greater of their original capital contributions, plus interest, or their proportionate share of the Fund's net asset value, and are exploring all available options that would allow the Fund to accomplish that goal. Certain options being explored may require the approval of the Securities and Exchange Commission. There can be no assurance that the Directors will be successful in this effort.

The uncertainties arising from these circumstances raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Fund's fiscal year-end is December 31. The Fund will continue until December 31, 2007, subject to the right of the Directors to extend the term for up to two additional two-year periods, unless dissolved prior thereto.



2.    General Summary of Significant Accounting Policies
      --------------------------------------------------

      Preparation of Financial Statements
      -----------------------------------

The accompanying financial statements have been prepared on the accrual basis of accounting. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

      Valuation of Investments
      -------------------------

Investments are carried at fair value.

Under the direction and control of the Board of Directors, the Management Committee is delegated the authority to establish valuation procedures and periodically apply such procedures to the Fund's investment portfolio. In fulfilling this responsibility, the Management Committee periodically updates and revises the valuation procedures used to determine fair value in order to reflect new events, changing market conditions, more experience with investee companies, or additional information, any of which may require the revision of previous estimating procedures. The valuation procedures were revised and updated by the Management Committee in the year ended December 31, 2000.

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5% to 50% are applied to public traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

The fair value of all other investments is determined in good faith by the Management Committee under the delegated authority of the Board of Directors after consideration of available relevant information. There is no ready market for the Fund's investments in private companies or unregistered securities of public companies. Fair value is generally defined as the amount the Fund could reasonably expect to receive for an investment in an orderly disposition based on a current sale. Significant factors considered in the estimation of fair value include the inherent illiquidity of and lack of marketability associated with venture capital investments in private companies or unregistered securities, the investee company's enterprise value established in the last round of venture financing, changes in market conditions since the last round of venture financing or since the last reporting period, the value of a minority interest in the investee company, contractual restrictions on resale typical of venture financing instruments, the investee company's financial position and ability to obtain any necessary additional financing, the investee company's performance as compared to its business plan, and the investee company's progress towards initial public offering. The values determined for the Fund's investments in these securities are based upon available information at the time the good faith valuations are made and do not necessarily represent the amount which might ultimately be realized which could be higher or lower than the reported fair value.

In connection with the proposed transaction described in Note 1, the Management Committee engaged an independent third party to value the Fund's investments as of September 1, 2000. The valuation report was received on October 11, 2000 and the information therein was utilized by the Management Committee in the determination of fair value. The valuation report's estimated total fair value of investments at September 1, 2000 of $180,709 exceeds the fair value of investments determined in good faith by the Management Committee at December 31, 2000, of $42,432. The difference primarily results because of changes in market conditions between the valuation dates and because the valuation report's estimates for two portfolio companies were based in part upon proposed rounds of financing at higher valuations. In accordance with the valuation procedures established by the Board of Directors, financing rounds at higher valuations must be finalized with evidence of new third party participation before they can be reflected in fair value for financial reporting purposes.

At December 31, 2000 and December 31, 1999, the investment portfolio included investments totaling $40,388 and $249,641, respectively, whose fair values were established in good faith by the Management Committee in the absence of readily ascertainable market values. Investments in publicly traded securities which have been subjected to a discount for legal or contractual restrictions as determined by the Management Committee amounted to $65,545 at December 31, 1999; there were no restrictions on publicly traded securities held at December 31, 2000. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In the case of an other than temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized losses from impairment write-downs" on the Statements of Operations.

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

      Deferred Distribution Costs
      ---------------------------

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs were charged to the Fund to the extent capital was raised; such costs charged by related parties were $70,100 and $74,600 in the years ended December 31, 2000 and 1999, respectively, and $515,700 since inception of the Fund. However, as described in Note 1, the Fund's offering has been suspended and the Directors have no immediate plans to file a new registration statement. Distribution costs payable to the Investment Managers and Distributors are limited to 10.5% of the offering proceeds. Accordingly, distribution costs charged to the Fund were reduced by $461,550 subsequent to the suspension of the offering since the Directors do not currently expect additional proceeds to be raised. Distribution costs paid by the Fund in excess of the limitation totaling $65,852 have been repaid to the Fund. As discussed in Note 9, additional distribution costs have been, and may be, incurred by the Distributors, and would be payable by the Fund if additional investor capital were raised. Distribution costs payable were $0 and $325,600 at December 31, 2000 and 1999, respectively.

      Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The Fund members are to report their respective shares of Fund income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2000 and 1999, was $219,593 and $247,977, respectively. At December 31, 2000 and 1999, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2000           1999
                                      ------------   ------------
Unrealized appreciation                $      --         67,209
Unrealized depreciation                 (177,161)            --
                                         -------         ------
Net unrealized (depreciation)
 appreciation                          $(177,161)        67,209
                                         =======         ======

      Net Increase (Decrease) in Members' Equity Resulting from
      ----------------------------------------------------------
      Operations Per Share
      --------------------

Net increase (decrease) in members' equity resulting from operations per share is calculated by dividing the weighted average number of investor shares outstanding for the years ended December 31, 2000, 1999 and 1998, of 5,065, 4,043 and 2,481 shares, respectively, into total net increase (decrease) in members' equity resulting from operations allocated to investors. The Investment Managers contributed an amount equal to 0.1% of investors' capital contributions and did not receive any shares.

3.    Change in Accounting Principle for Organizational Costs
      -------------------------------------------------------

Effective January 1, 1999, the Fund adopted the provisions of the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" (SOP 98-5.) SOP 98-5 specifies that organizational costs should be expensed as incurred rather than capitalized and subsequently amortized.

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

The pro forma effect of retroactive application of this accounting principle would have resulted in net loss for the year ended December 31, 1999, of $182,805 and net loss per Share of $44.77.


4.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs were as follows:

                                                For the Years Ended
                                                    December 31,
                                              -------------------------
                                                2000             1999
                                              --------          -------
Management fees                               $13,118           10,404
Independent Directors' compensation            47,358           37,526
Reimbursable operating expenses:
 Investment operations                         30,379           23,329
 Administrative and investor services          71,364           69,903
 Computer services                             22,206           20,134


Management fees are equal to 2% of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fee will be 2% of the cost basis of Fund assets. Management fees compensate the Investment Managers solely for Investment Manager Overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund. Pursuant to the Operating Agreement, a full first-year fee is paid to the Investment Managers as each additional investor is admitted to the Fund, regardless of the date the investor is admitted. Management fees due to the Investment Managers and were $30,942 and $17,824 and were included in due to related parties at December 31, 2000 and 1999, respectively.

Pursuant to the Operating Agreement, the Fund shall reimburse the Investment Managers for operational costs incurred by the Investment Managers in conjunction with the business of the Fund. Amounts due to related parties for operational costs and cash advances for investment purchases were $528,410 and $301,031 at December 31, 2000 and 1999, respectively.

The Fund reimburses the Investment Managers and Distributors for distribution costs. Distribution costs were charged to the Fund to the extent capital was raised; such costs charged by related parties were $70,100 and $74,600 in the years ended December 31, 2000 and 1999, respectively, and $515,700 since inception of the Fund. However, as described in Note 1, the Fund's offering has been suspended and the Directors have no immediate plans to file a new registration statement. Distribution costs payable to the Investment Managers and Distributors are limited to 10.5% of the offering proceeds. Accordingly, distribution costs charged to the Fund were reduced by $461,550 subsequent to the suspension of the offering since the Directors do not currently expect additional proceeds to be raised. Distribution costs paid by the Fund in excess of the limitation totaling $65,852 have been repaid to the Fund. As discussed in Note 9, additional distribution costs have been, and may be, incurred by the Distributors, and would be payable by the Fund if additional investor capital were raised. Distribution costs payable were $0 and $325,600 at December 31, 2000 and 1999, respectively.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date plus $1,000 for each of the Directors meetings attended. For the periods ended December 31, 2000 and 1999, such fees incurred by the Fund were $47,358 and $37,526, respectively.

The Investment Managers contribute capital equal to 0.1% of total capital contributions made by the investors, payable as capital contributions are made by such investors. Through December 31, 2000, the Investment Managers contributed capital of $516.

Effective November 1, 1997, TFL assigned its California office lease to Technology Funding Property Management LLC (TFPM), an entity that is affiliated to the Investment Manager. Effective December 31, 1998, TFPM was acquired by TFL. Under the terms of a rent agreement, TFL charges the Fund for its share of office rent and related overhead costs on a cost recovery basis. In 2000 and 1999 these costs totaled $10,607 and $9,608, respectively, and are included in administrative and investor service costs.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Fund for its share of computer support costs. These amounts are included in computer services expenses.

5.    Allocation of Profits and Losses
      --------------------------------

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


Losses allocable to investors in excess of their capital account balances are allocated to investors that have positive balances in their capital accounts in proportion to the respective amounts of such positive balances until all such balances have been reduced to zero and thereafter solely to the Investment Managers. Net profit thereafter otherwise allocable to the investors will be allocated to the Investment Managers to the extent of such allocated losses. In no event shall the Investment Managers be allocated less than 1% of the net profit of the Fund, plus their pro rata share based on capital contributed.

6.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers. See Note 2-Valuation of Investments.

Restricted Securities
---------------------

At December 31, 2000 and 1999, restricted securities had aggregate market values of $40,388 and $249,641, respectively, representing 8.4% and 77.6%, respectively, of the net liabilities of the Fund.

Significant purchases and realized losses during 2000 are as follows:

Biex, Inc.
----------

The company was unable to complete a round of financing in November 2000 and, as a result, suspended operations and laid off all employees. As a result, the Fund recorded a realized loss from impairment write-downs on investments of $59,997, its entire investment in the company. As of January 2001, an offer to purchase the company was being negotiated; however, proceeds from the sale were expected to satisfy only a majority of the company's creditors with nothing remaining for equity investors.

Resolution Sciences Corporation
-------------------------------

In February 2000, the Fund purchased 15,000 Series C Preferred shares for $30,000. This purchase was funded, in part, by cash advances from the Investment Managers.

Women.com Networks, Inc.
------------------------

In December 2000, the Fund purchased 3,297 Common shares for $1,613.

Other Equity Investments
------------------------

Other significant changes reflected above relate to market value fluctuations for publicly traded portfolio companies or changes in the fair value of private companies as determined in accordance with the policy described in Note 2 to the financial statements.


7.  Net Increase (Decrease) in Unrealized Appreciation (Depreciation)
    ----------------------------------------------------------------
    of Equity Investments
    ---------------------

In accordance with the accounting policy as stated in Note 1, the Statements of Operations includes a line item entitled "Net increase (decrease) in unrealized appreciation (depreciation) of equity investments." The table below discloses details of the changes:

                                                      For the Year Ended
                                                         December 31,
                                                      ------------------
                                                       2000        1999
                                                      ------      ------
S>
Unrealized depreciation from cost of
 marketable equity securties                        $ (60,049)        --
Unrealized (depreciation) appreciation
 from cost of non-marketable
 equity securities                                   (117,112)    67,209
                                                      -------     ------
Unrealized (depreciation) appreciation
 from cost at end of year                            (177,161)    67,209
Unrealized appreciation from cost
 at beginning of year                                  67,209         --
                                                      -------     ------
Net (decrease) increase in unrealized
 appreciation (depreciation) of
 equity investments                                 $(244,370)    67,209
                                                      =======     ======

8.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at December 31, 2000 and 1999 consisted of:

                                            2000               1999
                                           ------             ------
Demand account                            $54,779              9,966
Money-market account                          513                863
                                           ------             ------
     Total cash and cash equivalents      $55,292             10,829
                                           ======             ======

As of December 31, 2000, the Fund's monies were on deposit at a single financial institution.


9.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors expect the Fund to reimburse these costs to the extent capital has been raised. The Fund's distribution costs, however, are limited to 10.5% of the total proceeds raised in this offering. At December 31, 2000, the Distributors had incurred distribution costs totaling $3,297,509, of which $54,148 has been paid based upon the 10.5% limitation, with the remaining portion of $3,243,361 payable to the Distributors in the unlikely event that additional capital is raised (see Note 1.) Additional distribution costs may be incurred and would be payable by the Fund if additional capital were raised. The Fund reports the distribution costs as a deduction from Members' equity.

The Fund is involved in various claims and legal actions incident to its operations, which in the opinion of Investment Managers, based upon advice of counsel, will not materially affect the financial position or results of operations of the Fund.

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


                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC

                           By:  TECHNOLOGY FUNDING INC.
                                Investment Manager



Date:  March 30, 2001    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President and Chief Executive Officer








Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 30, 2001
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding, Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.