Form 10-Q
period 2001-03-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2001-05-14
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                        March 31,        December 31,
                                          2001              2000
                                       -----------      -----------
ASSETS

Equity investments (cost of
 $219,593 for 2001 and 2000)            $ 41,556         $ 42,432
Cash and cash equivalents                 58,792           55,292
                                         -------          -------
     Total assets                       $100,348         $ 97,724
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses   $  6,771         $ 19,247
Due to related parties                   622,126          559,352
Other liabilities                          1,000            1,000
                                         -------          -------
     Total liabilities                   629,897          579,599

Commitments and contingencies

Members' equity:
 Investors (5,157 shares outstanding)         --               --
 Investment Managers                    (529,549)        (481,875)
                                         -------          -------
     Total members' equity              (529,549)        (481,875)
                                         -------          -------
     Total liabilities and
       members' equity                  $100,348         $ 97,724
                                         =======          =======










The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                                           (unaudited)
                                            Shares        March 31, 2001     December 31, 2000
                                            as of      -------------------  -------------------
Industry                       Investment  March 31,    Cost        Fair     Cost        Fair
Company               Position    Date       2001       Basis       Value    Basis       Value
---------             -------- ----------  --------    -------     -------  -------     -------
Equity Investments
------------------

Communications
--------------
Women.com Networks,    Common    1999-
 Inc. (c)              shares    2000      9,345    $ 62,093       $ 1,168   $ 62,093   $ 2,044

Information Technology
----------------------
WorldRes, Inc. (a) (b) Preferred
                       shares    1999     11,157      67,500        13,388     67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a)       shares    2000     15,000      30,000         9,000     30,000     9,000
Sanarus Medical,       Preferred
 Inc. (a) (b)          shares    1999     40,000      60,000        18,000     60,000    18,000
                                                     -------        ------    -------    ------
Total equity investments                            $219,593       $41,556   $219,593   $42,432
                                                     =======        ======    =======    ======
Legend and footnotes:

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

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three
                                                       Months Ended
                                                         March 31,
                                               --------------------------
                                                2001                2000
                                               ------              ------

Investment expenses:
 Management fees                             $  2,579            $  4,932
 Independent Directors' compensation            9,067               7,616
 Investment operations                            783               3,409
 Administrative and investor services          11,816              33,593
 Professional fees                             18,774              14,258
 Computer services                              3,779               6,309
                                               ------              ------
     Total investment expenses                 46,798              70,117
                                               ------              ------
Net investment loss                           (46,798)            (70,117)
                                               ------              ------
Net increase in unrealized
 depreciation of equity investments              (876)            (14,989)
                                               ------              ------
Net decrease in members' equity
 resulting from operations                   $(47,674)           $(85,106)
                                               ======              ======
Net decrease in members' equity
 resulting from operations per Share         $  (0.00)           $ (17.60)
                                               ======              ======


















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                             -------------------------
                                                2001           2000
                                             ---------       ---------
Net decrease in members' equity
 resulting from operations                   $(47,674)      $(85,106)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash provided (used) by
 operating activities:
 Net increase in unrealized
  depreciation of equity investments              876         14,989
 Increase in due to related parties            62,774         57,242
 (Decrease) increase in accounts payable and
  accrued expenses                            (12,476)        11,014
                                               ------         ------
  Net cash provided (used) by operating
   activities                                   3,500         (1,861)
                                               ------         ------
Cash flows from investing activities:
 Purchase of equity investments                    --        (30,000)
                                               ------         ------
  Net cash used by investing activities            --        (30,000)
                                               ------         ------
Cash flows from financings:
 Proceeds from sale of investor shares             --         60,100
 Increase in subscription receivable               --         (2,500)
 Investment Managers' capital contributions        --             55
 Payments for distribution costs                   --           (751)
 Payments to restricted cash                       --        (11,600)
 Proceeds from Investment Manager for
  investment purchases                             --         16,700
                                               ------         ------
  Net cash provided by financing activities        --         62,004
                                               ------         ------
Net increase in cash and cash equivalents       3,500         30,143

Cash and cash equivalents at beginning
 of year                                       55,292         10,829
                                               ------         ------
Cash and cash equivalents at March 31        $ 58,792       $ 40,972
                                               ======         ======
Non-cash financing activities:
Organizational and deferred distribution
 costs due to Investment Managers            $     --       $ 60,100
                                               ======         ======

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    General
      -------

In the opinion of the Investment Managers, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2000. Allocation of income and loss to Investors is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

2.    Suspension of the Offering and the Uncertain Future of the Fund
      ---------------------------------------------------------------

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. The small size of the Fund will make it more difficult than originally anticipated to achieve the investment objectives of the Fund. Therefore, the Fund Directors are considering the feasibility of offering all Fund investors a refund of the greater of their original capital contributions, plus interest, or their proportionate share of the Fund's net asset value, and are exploring all available options that would allow the Fund to accomplish that goal. Certain options being explored may require the approval of the Securities and Exchange Commission. There can be no assurance that the Fund Directors will be successful in this effort.

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

3.     Financing of Partnership Operations
       -----------------------------------

The Investment Manager expects cash received from the sales of equity investments, interest on short-term investments and operating cash reserves along with Investment Managers' support to be adequate to fund operations through the next twelve months.

4.    Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The Fund members are to report their respective shares of Fund income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2001 and December 31, 2000, was $219,593 and $219,593, respectively. At March 31, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was $178,037 and $177,161, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2001 and 2000 were as follows:

                                                 2001            2000
                                                ------          ------
Management fees                                $ 2,579         $ 4,932
Independent Directors' compensation              9,067           7,616
Reimbursable operating expenses                 13,094          32,201

Management fees due to the Investment Managers were $33,521 and $30,942 at March 31, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At March 31, 2001 and December 31, 2000, due to related parties for such expenses were $588,605 and $528,410, respectively.

6.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers.

Restricted Securities
---------------------

At March 31, 2001 and December 31, 2000, restricted securities had aggregate fair values of $40,388 and $40,388, respectively, representing
7.6 percent and 8.4 percent, respectively, of the net liabilities of the Fund.


7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at March 31, 2001 and December 31, 2000 consisted of:

                                             2001             2000
                                            ------           ------
Demand accounts                             $58,279          $54,779
Money-market accounts                           513              513
                                             ------           ------
     Total cash and cash equivalents        $58,792          $55,292
                                             ======           ======

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors will require the Fund to reimburse these costs up to 10.5 percent of capital raised. Through April 25, 2000 (see Note 2), capital raised totaled $515,700 and distribution costs reimbursed by the Fund totaled $54,148. At March 31, 2001, the Distributors had incurred additional distribution costs totaling $3,297,510, which would be payable to the Distributors in the unlikely event that additional capital is raised. The Fund reports the distribution costs as a deduction from Members' equity.


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


Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The fund operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Fund's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Fund's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Fund's investments in securities for which there are no available market quotes is subject to the estimate of the Directors of the Fund in accordance with the valuation guidance described in Note 1 to the financial statements included in the Fund's Form 10-K for the year ended December 31, 2000. In the absence of readily obtainable market values, the estimated fair value of the Fund's investments may differ significantly from the values that would have been used had a ready market existed.

Cash and cash equivalents at March 31, 2001, were $58,792. Future proceeds from the sales of equity investments, interest income earned on short-term investments and operating cash reserves along with Investment Managers' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in members' equity resulting from operations for the three months ended March 31, 2001 and March 31, 2000 were $47,674 and $85,106, respectively.

Investment expenses totaled $46,798 and $70,117 for the quarters ended March 31, 2001 and 2000, respectively. The decrease is due to decreased investment activity in response to the suspension of the offering of Fund shares on April 25, 2000.

Net unrealized depreciation on equity investments was $178,037 and $177,161 at March 31, 2001 and December 31, 2000, respectively. During the quarter ended March 31, 2001, the $876 increase in unrealized depreciation of equity investments was attributable to a decrease in the value of the Fund's marketable equity securities. The increase in unrealized depreciation of $14,989 for the quarter ended March 31, 2000 was also attributable to a decrease in the value of the Fund's marketable equity securities.

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Fund during the quarter ended March 31, 2001.

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Investment Managers







Date:  May 11, 2001       By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited




Technology Funding Venture Capital Fund VI, LLC   05/11/01  2:39 PM