Form 10-Q
period 2001-06-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2001-08-14
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2001

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,       December 31,
                                          2001              2000
                                       -----------      -----------
ASSETS

Equity investments (cost of
 $219,593 for 2001 and 2000)            $ 86,827         $ 42,432
Cash and cash equivalents                    529           55,292
                                         -------          -------
     Total assets                       $ 87,356         $ 97,724
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses   $  9,837         $ 19,247
Due to related parties                   622,593          559,352
Other liabilities                          1,000            1,000
                                         -------          -------
     Total liabilities                   633,430          579,599

Commitments and contingencies

Members' equity:
 Investors (5,157 shares outstanding)         --               --
 Investment Managers                    (546,074)        (481,875)
                                         -------          -------
     Total members' equity              (546,074)        (481,875)
                                         -------          -------
     Total liabilities and
       members' equity                  $ 87,356         $ 97,724
                                         =======          =======










The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                                           (unaudited)
                                            Shares        June 30, 2001      December 31, 2000
                                            as of      -------------------  -------------------
Industry                       Investment  June 30,     Cost        Fair     Cost        Fair
Company               Position    Date       2001       Basis       Value    Basis       Value
---------             -------- ----------  --------    -------     -------  -------     -------
Equity Investments
------------------

Communications
--------------
iVillage Inc.
(formerly Women.com    Common    1999-
 Networks, Inc.) (c)   shares    2000      3,061    $ 62,093       $ 4,439   $ 62,093   $ 2,044

Information Technology
----------------------
WorldRes, Inc. (a) (b) Preferred
                       shares    1999     11,157      67,500        13,388     67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a)       shares    2000     15,000      30,000         9,000     30,000     9,000
Sanarus Medical,       Preferred
 Inc. (a) (b)          shares    1999     40,000      60,000        60,000     60,000    18,000
                                                     -------        ------    -------    ------
Total equity investments                            $219,593       $86,827   $219,593   $42,432
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

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three              For the Six
                                                       Months Ended               Months Ended
                                                         June 30,                  June 30,
                                                      ---------------            --------------
                                                      2001       2000            2001      2000
                                                     ------     ------          ------    ------

Investment expenses:
 Management fees                                   $  2,578  $   3,029        $  5,157  $   7,961
 Independent Directors' compensation                 17,067     16,099          26,134     23,715
 Investment operations                                1,998      2,551           2,781      5,960
 Administrative and investor services                19,307     33,651          31,123     67,244
 Professional fees                                   15,422      7,062          34,196     21,320
 Computer services                                    5,439      6,017           9,218     12,326
                                                     ------    -------         -------    -------
     Total investment expenses                       61,811     68,409         108,609    138,526
                                                     ------    -------         -------    -------
Net investment loss                                 (61,811)   (68,409)       (108,609)  (138,526)
                                                     ------    -------         -------    -------
Net realized gain from sale of equity investment         15         --              15         --
Net decrease (increase) in unrealized
 depreciation of equity investments                  45,271   (201,772)         44,395   (216,761)
                                                     ------    -------         -------    -------
Net decrease in members' equity
 resulting from operations                         $(16,525) $(270,181)       $(64,199) $(355,287)
                                                     ======    =======         =======    =======
Net decrease in members' equity
 resulting from operations per Share               $  (0.00) $  (22.28)       $  (0.00) $  (40.04)
                                                     ======    =======         =======    =======


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                   For the Six Months
                                                     Ended June 30,
                                                  --------------------
                                                  2001            2000
                                                 ------          ------
Net decrease in members' equity
 resulting from operations                     $(64,199)      $(355,287)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash used by operating activities:
 Net realized gain from sale of equity
  investment                                        (15)             --
 Net (decrease) increase in unrealized
  depreciation of equity investments            (44,395)        216,761
 Increase in due to related parties              63,241         126,476
 Decrease in accounts payable and
  accrued expenses                               (9,410)         (7,925)
                                                 ------         -------
  Net cash used by operating activities         (54,778)        (19,975)
                                                 ------         -------
Cash flows from investing activities:
 Purchase of equity investments                      --         (30,000)
 Proceeds from sale of equity investments            15              --
                                                 ------         -------
  Net cash provided (used) by investing
   activities                                        15         (30,000)
                                                 ------         -------
Cash flows from financings:
 Proceeds from sale of investor shares               --          70,100
 Investment Managers' capital contributions          --              65
 Payments for distribution costs                     --          (1,087)
 Payments from restricted cash                       --          22,500
 Proceeds from Investment Manager for
  investment purchases                               --          16,700
                                                 ------         -------
  Net cash provided by financing activities          --         108,278
                                                 ------         -------
Net (decrease) increase in cash and
 cash equivalents                               (54,763)         58,303
Cash and cash equivalents at beginning
 of year                                         55,292          10,829
                                                 ------         -------
Cash and cash equivalents at June 30           $    529       $  69,132
                                                 ======         =======
Non-cash financing activities:
Organizational and deferred distribution
 costs due to Investment Managers              $     --        $ 70,100
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

2.    Termination of the Offering and the Uncertain Future of the Fund
      ----------------------------------------------------------------

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund make it unlikely that the Fund could ever achieve its investment objectives. Also in June 2001, the Independent Directors directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates. The Fund Directors are exploring all available options for terminating, liquidating and dissolving the Fund. Certain options being explored may require the approval of the Securities and Exchange Commission.

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

3.     Financing of Partnership Operations
       -----------------------------------

The Investment Manager expects cash received from the sales of equity investments along with Investment Managers' support to be adequate to fund operations through the next twelve months.

4.    Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The Fund members are to report their respective shares of Fund income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2001 and December 31, 2000, was $219,593. At June 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was $132,766 and $177,161, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2001 and 2000 were as follows:

                                                 2001            2000
                                                ------          ------
Management fees                                $ 5,157         $ 7,961
Independent Directors' compensation             26,134          23,715
Reimbursable operating expenses                 32,632          60,240

Management fees due to the Investment Managers were $36,099 and $30,942 at June 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At June 30, 2001 and December 31, 2000, due to related parties for such expenses were $586,494 and $528,410, respectively.

6.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers.

Restricted Securities
---------------------

At June 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $82,388 and $40,388, respectively, representing 15.1 percent and 8.4 percent, respectively, of the net liabilities of the Fund.

iVillage Inc. (formerly Women.com Networks, Inc.)
-------------------------------------------------

Effective June 18, 2001, iVillage Inc. acquired Women.com Networks, Inc. In connection with this transaction, the Fund's Women.com shares were exchanged for 3,061 iVillage common shares. The fund realized a gain of $15 on the sale of fractional shares.


Sanarus Medical, Inc.
---------------------

In accordance with the directive discussed in Note 2, the Investment Managers negotiated a sale of the Fund's Sanarus shares to an unaffiliated co-investor for $60,000. The sale was completed in July 2001.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at June 30, 2001 and December 31, 2000 consisted of:

                                             2001             2000
                                            ------           ------
Demand accounts                             $    16          $54,779
Money-market accounts                           513              513
                                             ------           ------
     Total cash and cash equivalents        $   529          $55,292
                                             ======           ======

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors will require the Fund to reimburse these costs up to 10.5 percent of capital raised. Through April 25, 2000 (see Note 2), capital raised totaled $515,700 and distribution costs reimbursed by the Fund totaled $54,148. At June 30, 2001, the Distributors had incurred additional distribution costs totaling $3,297,510, which would be payable to the Distributors in the unlikely event that additional capital is raised. The Fund reports the distribution costs as a deduction from Members' equity.


Item 2.   Management's Discussion and Analysis of Financial
          Condition

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund make it unlikely that the Fund could ever achieve its investment objectives. Also in June 2001, the Independent Directors directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates. The Fund Directors are exploring all available options for terminating, liquidating and dissolving the Fund. Certain options being explored may require the approval of the Securities and Exchange Commission.

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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The fund was organized to operate as a business development company under the Investment Company Act of 1940 and make venture capital investments in new and developing companies. The Fund's financial condition is dependent upon the success of the portfolio companies and the outcome of the uncertainties discussed above. There may be no ready market for the Fund's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Fund's investments in securities for which there are no available market quotes is subject to the estimate of the Directors of the Fund in accordance with the valuation guidance described in Note 1 to the financial statements included in the Fund's Form 10-K for the year ended December 31, 2000. In the absence of readily obtainable market values, the estimated fair value of the Fund's investments may differ significantly from the values that would have been used had a ready market existed.

Cash and cash equivalents at June 30, 2001, were $529. Future proceeds from the sales of equity investments along with Investment Managers' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in members' equity resulting from operations for the quarter ended June 30, 2001 and June 30, 2000 were $16,525 and $270,181, respectively.

Investment expenses totaled $61,811 and $68,409 for the quarters ended June 30, 2001 and 2000, respectively. The decrease is due to decreased administrative activity, partially offset by increased professional fees in response to the suspension of the offering of Fund shares in April 2000 and the subsequent termination of the offering in June 2001.

Net unrealized depreciation on equity investments was $132,766 and $178,037 at June 30 and March 31, 2001, respectively. During the quarter ended June 30, 2001, the $45,271 decrease in unrealized depreciation of equity investments was primarily attributable to an increase in the value of the Fund's Sanarus Medical, Inc. shares. The increase in unrealized depreciation of $201,772 for the quarter ended June 30, 2000 was attributable to decreases in the value of the Fund's marketable equity securities and the fair value of the Fund's investments in restricted securities.

Given the inherent risk associated with the business of the Fund, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
year
----

Net decrease in members' equity resulting from operations for the six months ended June 30, 2001 and June 30, 2000 were $64,199 and $355,287, respectively.

Investment expenses totaled $108,609 and $138,526 for the six months ended June 30, 2001 and 2000, respectively. The decrease is due to decreased administrative activity, partially offset by increased professional fees in response to the suspension of the offering of Fund shares in April 2000 and the subsequent termination of the offering in June 2001.

Net unrealized depreciation on equity investments was $132,766 and $177,161 at June 30, 2001 and December 31, 2000, respectively. During the six months ended June 30, 2001, the $44,395 decrease in unrealized depreciation of equity investments was primarily attributable to an increase in the value of the Fund's Sanarus Medical, Inc. shares. The increase in unrealized depreciation of $216,761 for the six months ended June 30, 2000 was attributable to decreases in the value of the Fund's marketable equity securities and the fair value of the Fund's investments in restricted securities.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Fund during the quarter ended June 30, 2001.

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Investment Managers







Date:  August 13, 2001       By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited