Form 10-Q
period 2001-09-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2001-11-09
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

No active market for the shares of the limited liability company exists, and therefore the fair value of such shares cannot be determined.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                      September 30,     December 31,
                                          2001              2000
                                      ------------      -----------
ASSETS

Equity investments (cost of
 $159,593 and $219,593 for
 2001 and 2000)                         $ 25,143         $ 42,432
Cash and cash equivalents                    529           55,292
                                         -------          -------
     Total assets                       $ 25,672         $ 97,724
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses   $ 15,242         $ 19,247
Due to related parties                   608,782          559,352
Other liabilities                          1,000            1,000
                                         -------          -------
     Total liabilities                   625,024          579,599

Commitments and contingencies

Members' equity:
 Investors (5,157 shares outstanding)         --               --
 Investment Managers                    (599,352)        (481,875)
                                         -------          -------
     Total members' equity              (599,352)        (481,875)
                                         -------          -------
     Total liabilities and
       members' equity                  $ 25,672         $ 97,724
                                         =======          =======










The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                                           (unaudited)
                                            Shares     September 30, 2001    December 31, 2000
                                            as of     --------------------  -------------------
Industry                      Investment September 30, Cost        Fair     Cost        Fair
Company               Position   Date        2001      Basis       Value    Basis       Value
---------             -------- ----------  --------    -------     -------  -------     -------
Equity Investments
------------------

Communications
--------------
iVillage Inc.
(formerly Women.com    Common    1999-
 Networks, Inc.) (c)   shares    2000      3,061    $ 62,093       $ 2,755   $ 62,093   $ 2,044

Information Technology
----------------------
WorldRes, Inc. (a) (b) Common
                       shares    1999     11,157      67,500        13,388     67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a)       shares    2000     15,000      30,000         9,000     30,000     9,000
Sanarus Medical,       Preferred
 Inc. (a) (b)          shares    1999         --          --            --     60,000    18,000
                                                     -------        ------    -------    ------
Total equity investments                            $159,593       $25,143   $219,593   $42,432
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

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three              For the Nine
                                                       Months Ended               Months Ended
                                                       September 30,              September 30,
                                                      ---------------            --------------
                                                      2001       2000            2001      2000
                                                     ------     ------          ------    ------

Investment expenses:
 Management fees                                   $  2,578   $  2,578       $   7,735  $  10,539
 Independent Directors' compensation                 14,594      9,409          40,728     33,124
 Investment operations                                  609      2,529           3,390      8,489
 Administrative and investor services                21,457     23,328          52,580     90,572
 Professional fees                                    6,952     34,655          41,148     55,975
 Computer services                                    5,404      5,267          14,622     17,593
                                                     ------     ------         -------    -------
     Total investment expenses                       51,594     77,766         160,203    216,292
                                                     ------     ------         -------    -------
Net investment loss                                 (51,594)   (77,766)       (160,203)  (216,292)
                                                     ------     ------         -------    -------
Net realized gain from sale of equity investment         --         --              15         --
Net (increase) decrease in unrealized
 depreciation of equity investments                  (1,684)    (8,887)         42,711   (225,648)
                                                     ------     ------         -------    -------
Net decrease in members' equity
 resulting from operations                         $(53,278)  $(86,653)      $(117,477) $(441,940)
                                                     ======     ======         =======    =======
Net decrease in members' equity
 resulting from operations per Share               $  (0.00)  $  (0.00)      $   (0.00) $  (39.55)
                                                     ======     ======         =======    =======


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                   For the Nine Months
                                                   Ended September 30,
                                                  --------------------
                                                  2001            2000
                                                 ------          ------
Net decrease in members' equity
 resulting from operations                    $(117,477)      $(441,940)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash used by operating activities:
 Net realized gain from sale of equity
  investment                                        (15)             --
 Net (decrease) increase in unrealized
  depreciation of equity investments            (42,711)        225,648
 Increase in due to related parties              49,430         197,009
 Decrease in accounts payable and
  accrued expenses                               (4,005)         (8,297)
                                                -------         -------
  Net cash used by operating activities        (114,778)        (27,580)
                                                -------         -------
Cash flows from investing activities:
 Purchase of equity investments                      --         (30,000)
 Proceeds from sale of equity investments        60,015              --
                                                -------         -------
  Net cash provided (used) by investing
   activities                                    60,015         (30,000)
                                                -------         -------
Cash flows from financings:
 Proceeds from sale of investor shares               --          70,100
 Investment Managers' capital contributions          --              65
 Payments for distribution costs                     --          (1,087)
 Payments from restricted cash                       --          23,500
 Proceeds from Investment Manager for
  investment purchases                               --          16,700
                                                -------         -------
  Net cash provided by financing activities          --         109,278
                                                -------         -------
Net (decrease) increase in cash and
 cash equivalents                               (54,763)         51,698
Cash and cash equivalents at beginning
 of year                                         55,292          10,829
                                                -------         -------
Cash and cash equivalents at September 30     $     529       $  62,527
                                                =======         =======
Non-cash financing activities:
Organizational and deferred distribution
 costs due to Investment Managers             $      --       $(391,450)
                                                 ======         =======

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

3.     Financing of Partnership Operations
       -----------------------------------

The Investment Manager has agreed to support the Fund's operations through the deferral of payments on the Fund's obligations. This support and cash received from the sales of equity investments are expected to be adequate to fund operations through the next twelve months.

4.    Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The Fund members are to report their respective shares of Fund income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2001 and December 31, 2000, were $159,593 and $219,593, respectively. At September 30, 2001 and December 31, 2000, gross unrealized depreciation on investments based on cost for federal income tax purposes was $134,450 and $177,161, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2001 and 2000 were as follows:

                                                 2001            2000
                                                ------          ------
Management fees                                $ 7,735         $10,539
Independent Directors' compensation             40,728          33,124
Reimbursable operating expenses                 52,625          79,796

Management fees due to the Investment Managers were $38,677 and $30,942 at September 30, 2001 and December 31, 2000, respectively, and were included in due to related parties.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At September 30, 2001 and December 31, 2000, due to related parties for such expenses were $570,105 and $528,410, respectively.

6.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers.

Restricted Securities
---------------------

At September 30, 2001 and December 31, 2000, restricted securities had aggregate fair values of $22,388 and $40,388, respectively, representing
3.7 percent and 8.4 percent, respectively, of the net liabilities of the Fund.

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


Sanarus Medical, Inc.
---------------------

In accordance with the directive discussed in Note 2, the Investment Managers sold the Fund's Sanarus shares to an unaffiliated co-investor for $60,000 in July 2001.

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at September 30, 2001 and December 31, 2000 consisted of:

                                             2001             2000
                                            ------           ------
Demand accounts                               $ 16          $54,779
Money-market accounts                          513              513
                                               ---           ------
     Total cash and cash equivalents          $529          $55,292
                                               ===           ======

8.    Commitments and Contingencies
      -----------------------------

The Fund reimburses the Distributors for distribution costs incurred in connection with the offering of its shares. The Distributors will require the Fund to reimburse these costs up to 10.5 percent of capital raised. Through April 25, 2000 (see Note 2), capital raised totaled $515,700 and distribution costs reimbursed by the Fund totaled $54,148. At September 30, 2001, the Distributors had incurred additional distribution costs totaling $3,297,510, which would be payable to the Distributors in the unlikely event that additional capital is raised. The Fund reports the distribution costs as a deduction from Members' equity.


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

Cash and cash equivalents at September 30, 2001, were $529. Future proceeds from the sales of equity investments along with Investment Managers' support are expected to be adequate to fund Partnership operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in members' equity resulting from operations for the quarters ended September 30, 2001 and 2000 were $53,278 and $86,653, respectively.

Investment expenses totaled $51,594 and $77,766 for the quarters ended September 30, 2001 and 2000, respectively. The decrease is due to decreased administrative and investment activity in response to the suspension of the offering of Fund shares in April 2000 and the subsequent termination of the offering in June 2001 and decreased professional fees.

Given the inherent risk associated with the business of the Fund, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the preceding
--------------------------------------------------------------------------
year
----

Net decrease in members' equity resulting from operations for the nine months ended September 30, 2001 and 2000 were $117,477 and $441,940, respectively.

Investment expenses totaled $160,203 and $216,292 for the nine months ended September 30, 2001 and 2000, respectively. The decrease is due to decreased administrative and investment activity in response to the suspension of the offering of Fund shares in April 2000 and the subsequent termination of the offering in June 2001 and decreased professional fees.

Net unrealized depreciation on equity investments was $134,450 and $177,161 at September 30, 2001 and December 31, 2000, respectively. During the nine months ended September 30, 2001, the $42,711 decrease in unrealized depreciation of equity investments was primarily attributable to the sale of the Fund's Sanarus Medical, Inc. shares. The increase in unrealized depreciation of $225,648 for the nine months ended September 30, 2000 was attributable to decreases in the value of the Fund's marketable equity securities and the fair value of the Fund's investments in restricted securities.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Fund during the quarter ended September 30, 2001.

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Investment Managers







Date:  November 8, 2001       By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited