Form 10-K
period 2001-12-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2002-03-22
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the Year Ended December 31, 2001

                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

              For the transition period from N/A to N/A
                                             ---    ---

                    Commission File No. 814-139

          TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC.
          ------------------------------------------------
       (Exact name of Registrant as specified in its charter)

          Delaware                            94-3266666
-------------------------------   ---------------------------------
(State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)

1035 Suncast Lane, Suite 122
El Dorado Hills, California                                 95762
---------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

                            (916) 941-7550
           --------------------------------------------------
          (Registrant's telephone number, including area code)

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

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Capital Fund VI, LLC (the Fund or the Registrant) is a limited liability company organized under the laws of the State of Delaware in February 1997. Through April 25, 2000, the Fund was offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The offering commenced on January 22, 1998, (the Commencement Date). The shares were being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. TFSC suspended the offering of shares of the Fund on April 25, 2000 with a total of 5,157 shares sold. The Fund's original contributed capital was $516,216, consisting of $515,700 from investors and $516 from Investment Managers, Technology Funding Ltd. (TFL) and Technology Funding Inc. (TFI). The Investment Managers do not own any shares.

In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Mangers to attempt to sell the Fund's assets to non-affiliates. On March 15, 2002, the Independent Directors recommended a proxy be sent to the Fund's investors requesting immediate dissolution of the Fund.

The uncertainties arising from these circumstances raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The original purpose of the Fund was to make venture capital investments in emerging growth companies and preserve investor capital through risk management and active involvement with such companies as described in the "Summary of the Offering" and "Business of the Fund" sections of the Prospectus dated June 4, 1998. The Fund has elected to be a business development company under the Investment Company Act of 1940, as amended (the Act), and operates as a non-diversified investment company as that term is defined in the Act. Additional characteristics of the Fund's business are discussed in the "Risk Factors" and "Conflicts of Interest" sections of the Prospectus, which sections are also incorporated herein by reference. The Fund will continue until December 31, 2007, subject to the right of the Independent Directors to extend the term for up to two additional two-year periods, or until dissolution prior thereto.


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

No matter was submitted to a vote of the holders of Shares of the Fund during 2001.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) There is no established public trading market for the Shares.

(b) At December 31, 2001, there were 153 shareholders of record.

(c)  The Registrant, does not pay dividends.
    Distributions of cash and securities, however, may be made to the investors in the Fund pursuant to the Registrant's Operating Agreement.


Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                          For the Years Ended and
                                             as of December 31,
                                      ----------------------------
                                       2001      2000      1999      1998
                                     --------  --------  --------  --------


Investment income                   $      -- $      -- $   1,313  $  5,109
Net investment loss                  (211,514) (316,362) (250,014)  (96,994)
Realized losses from impairment
 write-downs                               --   (59,997)       --        --
Increase (decrease) in unrealized
 appreciation (depreciation) of
 equity investments                    45,722  (244,370)   67,209        --
Net decrease in members' equity
 resulting from operations before
 cumulative effect of change in
 accounting principle                (165,727) (620,729) (182,805)  (96,994)
Cumulative effect of change in
 accounting principle                      --        --   (40,000)       --
Net decrease in members' equity
 resulting from operations           (165,727) (620,729) (222,805)  (96,994)
Net decrease in members' equity
 resulting from operations per Share
 before cumulative effect of change
 in accounting principle                   --    (39.31)   (44.77)   (38.70)
Cumulative effect per Share of
 change in accounting principle            --        --     (9.79)       --
Net decrease in members' equity
 resulting from operations
 per Share                                 --    (39.31)   (54.56)   (38.70)
Total assets                           28,204    97,724   349,515   214,692

See Notes 2 and 5 to the financial statements for a description of the method of calculation of net decrease in members' equity resulting from operations per Share. See Note 3 for a description of the change in accounting principle.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------   -------------------------------------------------
CONDITION AND RESULTS OF OPERATIONS
-----------------------------------

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates. On March 15, 2002, the Independent Directors recommended a proxy be sent to the Fund's investors requesting immediate dissolution of the Fund.

The uncertainties arising from these circumstances raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The Fund operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Fund's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Fund's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Fund's investments in securities for which there are no available market quotes is subject to the estimate of the Directors of the Fund in accordance with the valuation guidance described in Note 2 to the financial statements. In the absence of readily obtainable market values, the estimated fair value of the Fund's investments may differ significantly from the values that would have been used had a ready market existed.

For the year ended December 31, 2001, net cash used by operating activities totaled $115,307. The Fund received advances from the Investment Managers for operating expenses totaling $20,578 and paid $54,643 in compensation to Independent Directors. Payments to vendors for operating expenses totaled $81,242.

The Fund had no cash at December 31, 2001. The Investment Managers have made loans to the Fund to finance its recurring losses from on-going operations. The Fund has no cash resources and primarily illiquid assets. The Investment Managers are under no obligation to continue financing the Fund's operation and may elect to discontinue such support at any time during the remaining life of the Fund.

Results of Operations
---------------------

2001 compared to 2000
---------------------

The net decrease in members' equity resulting from operations for the years ended December 31, 2001 and 2000, was $165,727 and $620,729, respectively. The decreased loss is primarily due to a decrease in the net unrealized depreciation of equity investments, decreased investment expenses and a decrease in realized losses from impairment write-downs.

Unrealized depreciation on equity investments was $131,389 and $177,161 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the $45,772 decrease in unrealized depreciation was primarily attributable to the sale of the Fund's investment in Sanarus Medical, Inc. During the year ended December 31, 2000, the $244,370 decrease in unrealized appreciation of equity investments was primarily attributable to decreases in the value of the Fund's marketable equity securities and the fair value of the Fund's investments in restricted securities.

During 2000, the Fund recorded realized losses from impairment write-downs on investments of $59,997, which represents the Fund's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional financing. There were no impairment write-downs in 2001.

Investment expenses totaled $211,514 and $316,362 for the years ended December 31, 2001 and 2000, respectively. The decrease is primarily due to decreased administrative and investor services and decreased professional fees.

Given the inherent risk associated with the business of the Fund, the performance of portfolio company investments may significantly impact future operations.

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

Unrealized depreciation on equity investments was $177,161 at December 31, 2000, compared to unrealized appreciation on equity investments of $67,209 at December 31, 1999. During the year ended December 31, 2000, the $244,370 decrease in unrealized appreciation of equity investments was primarily attributable to decreases in the value of the Fund's marketable equity securities and the fair value of the Fund's investments in restricted securities. During 1999, the $67,209 increase in unrealized appreciation of equity investments was due to increases in portfolio companies in the communications and information technology industries.

During 2000, the Fund recorded realized losses from impairment write-downs on investments of $59,997, which represents the Fund's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional financing.

Investment expenses totaled $316,362 and $251,327 for the years ended December 31, 2000 and 1999, respectively. The increase is primarily due to increased professional fees.


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

The Fund does not have a significant exposure to modest public market price fluctuations as the Fund primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Fund's investments in private companies, the valuation of the investments is subject to the estimate of the Fund's Directors.
In the absence of a readily ascertainable market value, the estimated value of the Fund's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Fund's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical ten percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in Item
14.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

None

                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

The Directors are responsible for the management and administration of the Fund. The Directors consist of three Independent Directors and a representative from each of Technology Funding Ltd., a California limited partnership (TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Investment Managers. The Fund has no executive officers. Information concerning the ownership of TFL and the business experience of the key officers of TFI, the partners of TFL and the Independent Directors is incorporated by reference from the sections entitled "Management of the Fund-The Investment Managers", "Management of the Fund-Key Personnel of the Investment Managers" and "Management of the Fund-The Fund Directors" on pages 23 to 25 of the Prospectus as revised June 4, 1998, forming a part of the December 5, 1997 Pre-effective Amendment No 1 to the Form N-2 Registration Statement No 333-23913 dated July 11, 1997.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers. The Fund pays the Investment Managers a management fee for supervising the venture capital operations of the Fund. In 2001, the Fund incurred $10,314 in management fees. As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date as defined in the Partnership Agreement, $1,000 and related expenses for each attended meeting of the Directors and $1,000 and related expenses for each attended committee meeting unless such committee meeting is held on the same day as a meeting of the Directors. For the year ended December 31, 2001, $54,643 of such fees were incurred.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Not applicable. No investor beneficially holds more than 5 percent of the aggregate number of shares offered for sale, and neither the Investment Managers nor any of their officers, directors or partners own any shares. None of the Independent Directors own any shares.

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


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------  -------------------------------------------------------
         FORM 8-K
         --------

         (a)  List of Documents filed as part of this Annual Report on Form
10-K

(1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Public Accountants as of and
                   for the years ended December 31, 2001 and 2000
                  Independent Auditors' Report
                   for the year ended December 31, 1999
                  Balance Sheets as of December 31, 2001 and 2000 Statements of Investments as of December 31, 2001
                   and 2000
                  Statements of Operations for the years
                   ended December 31, 2001, 2000 and 1999
                  Statements of Members' Equity for the years
                   ended December 31, 2001, 2000 and 1999
                  Statements of Cash Flow for the years
                   ended December 31, 2001, 2000 and 1999
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

Registrant's Operating Agreement (incorporated by reference to Exhibit A to Registrant's Prospectus dated
June 4, 1998 (accession number 0000950133-98-002220),
forming a part of the December 5, 1997 pre-effective
Amendment No. 1 to the Form N-2 Registration Statement
No. 333-23913 dated July 11, 1997 filed pursuant to Rule
424(b) of the General Rules and Regulations under the Securities Act of 1933).

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed by the Registrant during the year ended December 31, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Members of
     Technology Funding Venture Capital Fund VI, LLC:

We have audited the accompanying balance sheets of Technology Funding Venture Capital Fund VI, LLC (a Delaware limited liability company) (the Fund), including the statements of investments, as of December 31, 2001 and 2000, and the related statements of operations, members' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2001 and 2000. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Capital Fund VI, LLC as of December 31, 2001 and 2000, and the results of its operations, changes in members' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Fund will continue as a going concern. As discussed in Note 1 to the financial statements, the small size of the Fund and the termination of the offering of shares raise substantial doubt about its ability to continue as a going concern. The Director's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Los Angeles, California                         /S/ARTHUR ANDERSEN LLP
March 15, 2002

                   INDEPENDENT AUDITORS' REPORT
                   ----------------------------




The Members
Technology Funding Venture Capital Fund VI, LLC:


We have audited the accompanying statements of operations, members' equity, and cash flows of Technology Funding Venture Capital Fund VI, LLC (a Delaware limited liability company) for the year ended December 31, 1999. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Technology Funding Venture Capital Fund VI, LLC for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



Albuquerque, New Mexico                                    /S/KPMG LLP
March 29, 2000

BALANCE SHEETS
--------------

                                                       December 31,
                                                    ------------------
                                                    2001          2000
                                                    ----          ----
ASSETS

Equity investments (cost basis of
  $159,593 and $219,593 for 2001
  and 2000, respectively)                        $ 28,204      $ 42,432
Cash and cash equivalents                              --        55,292
                                                  -------       -------
     Total assets                                $ 28,204      $ 97,724
                                                  =======       =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses            $ 20,771      $ 19,247
Due to related parties                            655,035       559,352
Other liabilities                                      --         1,000
                                                  -------       -------
     Total liabilities                            675,806       579,599

Commitments and contingencies

Members' equity
 (5,157 shares outstanding)                      (647,602)     (481,875)
                                                  -------       -------
     Total liabilities and
       members' equity                           $ 28,204      $ 97,724
                                                  =======       =======


The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                            Shares      December 31, 2001    December 31, 2000
                                            as of      -------------------  -------------------
Industry                       Investment December 31,  Cost        Fair     Cost        Fair
Company               Position    Date       2001       Basis       Value    Basis       Value
---------             -------- ---------- -----------  -------     -------  -------     -------
Equity Investments
------------------

Communications
--------------
iVillage Inc.          Common    1999-
 (c)                   shares    2000      3,061    $ 62,093       $ 5,816   $ 62,093   $ 2,044

Information Technology
----------------------
WorldRes, Inc. (a) (b) Preferred
                       shares    1999     11,157      67,500        13,388     67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a) (b)   shares    2000     15,000      30,000         9,000     30,000     9,000
Sanarus Medical,       Preferred
 Inc. (a) (b)          shares    1999         --          --            --     60,000    18,000
                                                     -------        ------    -------    ------
Total equity investments                            $159,593       $28,204   $219,593   $42,432
                                                     =======        ======    =======    ======
Legend and footnotes:

--  No investment held at end of period.
(a) Equity security acquired in a private placement transaction; resale may be subject to certain selling restrictions.
(b) Portfolio company is an affiliate of the Fund; resale may be subject to certain selling restrictions.
(c) Marketable equity security.
(1) The Fund has no income-producing securities.

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF OPERATIONS
------------------------

                                        For the Years Ended December 31,
                                        -------------------------------
                                            2001      2000      1999
                                            ----      ----      ----
Investment income:
 Interest income                         $      -- $      -- $   1,313
                                           -------   -------   -------
     Total investment income                    --        --     1,313

Investment expenses:
 Management fees                            10,314    13,118    10,404
 Independent Directors' compensation        54,643    47,358    37,526
 Investment operations                       4,124    33,449    24,969
 Administrative and investor services       64,635   115,495   113,812
 Professional fees                          59,276    84,736    44,482
 Computer services                          18,522    22,206    20,134
                                           -------   -------   -------
     Total investment expenses             211,514   316,362   251,327
                                           -------   -------   -------
Net investment loss                       (211,514) (316,362) (250,014)
                                           -------   -------   -------
Net realized gain from sale of
 equity investment                              15        --        --
Realized loss from impairment
 write-downs                                    --   (59,997)       --
                                           -------   -------   -------
Net realized income (loss)                      15   (59,997)       --
                                           -------   -------   -------
Net increase (decrease) in unrealized
 appreciation (depreciation)
 of equity investments                      45,772  (244,370)   67,209
                                           -------   -------   -------
Net decrease in members' equity
 resulting from operations before
 cumulative effect of change in
 accounting principle                     (165,727) (620,729) (182,805)
Cumulative effect of change in
 accounting principle (Note 3)                  --        --   (40,000)
                                           -------   -------   -------
Net decrease in members' equity
 resulting from operations               $(165,727)$(620,729)$(222,805)
                                           =======   =======   =======

STATEMENTS OF OPERATIONS (continued)
-----------------------------------
                                        For the Years Ended December 31,
                                        -------------------------------
                                            2001      2000      1999
                                            ----      ----      ----
Net decrease in members' equity
 resulting from operations per Share
 before cumulative effect of change
 in accounting principle                 $      -- $  (39.31)$  (44.77)
Cumulative effect per Share of change
 in accounting principle (Note 3)               --        --     (9.79)
                                           -------   -------   -------
Net decrease in members' equity
 resulting from operations per Share     $      -- $  (39.31)$  (54.56)
                                           =======   =======   =======


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF MEMBERS' EQUITY
----------------------------

For the years ended December 31, 2001, 2000 and 1999:
                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----
Members' equity, January   1, 1999    $274,976     $    (599)       $(372,252)       $(97,875)
Sales of Fund shares                    74,600            --               --          74,600
Investment Managers'
 capital contributions                      --            80               --              80
Deferred distribution costs                 --            --          (75,674)        (75,674)
Net investment loss                   (287,114)       (2,900)              --        (290,014)
Net decrease in unrealized
 appreciation                           66,537           672               --          67,209
                                       -------       -------          -------         -------
Members' equity, December 31, 1999     128,999        (2,747)        (447,926)       (321,674)
Sales of Fund shares                    70,100            --               --          70,100
Investment Managers'
 capital contributions                      --            65               --              65
Deferred distribution costs                 --            --          390,363         390,363
Net investment loss                   (101,474)     (214,888)              --        (316,362)
Net realized loss                      (19,244)      (40,753)              --         (59,997)
Net decrease in unrealized
 appreciation                          (78,381)     (165,989)              --        (244,370)
                                       -------       -------          -------         -------
Members' equity, December 31, 2000          --      (424,312)         (57,563)       (481,875)
Net investment loss                         --      (211,514)              --        (211,514)
Net realized income                         --            15               --              15
Net decrease in unrealized
 depreciation                               --        45,772               --          45,772
                                       -------       -------          -------         -------
Members' equity, December 31, 2001    $     --     $(590,039)       $ (57,563)      $(647,602)
                                       =======       =======           ======         =======


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS
------------------------

                                                      For the years
                                                    ended December 31,
                                              -----------------------------
                                                2001       2000      1999
                                                ----       ----      ----
Net decrease in members'
 equity resulting from operations          $(165,727) $(620,729) $(222,805)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash used by operating activities:
  Net realized gain from sale of equity
   investment                                    (15)        --         --
  Realized losses from impairment
   write-downs                                    --     59,997         --
  Net (decrease) increase in net
   unrealized depreciation
   of equity investments                     (45,772)   244,370    (67,209)
  Cumulative effect of change in
   accounting principle                           --         --     40,000
  Increase (decrease) in accounts payable
   and accrued expenses                          524     (6,487)    (8,439)
  Increase in due to related parties          95,683    289,647    225,461
                                             -------    -------    -------
  Net cash used by operating activities     (115,307)   (33,202)   (32,992)
                                             -------    -------    -------
Cash flows from investing activities:
 Purchase of equity investments                   --    (31,613)  (247,977)
 Proceeds from sale of equity investments     60,015         --         --
                                             -------    -------    -------
  Net cash provided (used) by
   investing activities                       60,015    (31,613)  (247,977)
                                             -------    -------    -------
Cash flows from financing activities:
 Proceeds from sale of investor shares            --     70,100     74,600
 Investment Managers' capital contributions       --         65         80
 Payments for organizational and
  distribution costs                              --     (1,087)    (1,074)
 Payments from (to) restricted cash               --     23,500     (2,500)
 Proceeds from Investment Manager for
  investment purchases                            --     16,700     67,000
                                             -------    -------    -------
  Net cash provided by financing activities       --    109,278    138,106
                                             -------    -------    -------

STATEMENTS OF CASH FLOWS (continued)
-----------------------------------
                                                      For the years
                                                    ended December 31,
                                              -----------------------------
                                                2001       2000      1999
                                                ----       ----      ----
Net (decrease) increase in cash and
 cash equivalents                            (55,292)    44,463   (142,863)
Cash and cash equivalents at beginning
 of year                                      55,292     10,829    153,692
                                             -------    -------    -------
Cash and cash equivalents at end of year   $      -- $   55,292  $  10,829
                                             =======    =======    =======
Noncash financing activities:

(Decrease)increase in deferred distribution
 costs due to Investment Managers          $      -- $ (325,600) $  74,600
                                             =======    =======    =======



The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.    General
      -------

Technology Funding Venture Capital Fund VI, LLC (the Fund or the Registrant) is a Delaware limited liability company organized in February 1997. The Fund has elected to be regulated as a business development company under the Investment Company Act of 1940, as amended (the Act). The Fund operates as a nondiversified investment company as defined in the Act.

The Fund's investment original objectives were long-term capital appreciation from venture capital investments in emerging growth companies and preservation of investor capital through risk management and active involvement with such companies.

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

In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Mangers to attempt to sell the Fund's assets to non-affiliates. On March 15, 2002, the Independent Directors recommended a proxy be sent to the Fund's investors requesting immediate dissolution of the Fund.

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

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5 percent to 50 percent are applied to public traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

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

At December 31, 2001 and December 31, 2000, the investment portfolio included investments totaling $22,388 and $40,388, respectively, whose fair values were established in good faith by the Management Committee in the absence of readily ascertainable market values. There were no restrictions on publicly traded securities held at December 31, 2001 or 2000. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

      Deferred Distribution Costs
      ---------------------------

The Fund reimbursed the Investment Managers and Distributors for distribution costs. Distribution costs are limited to 10.5 percent of the offering proceeds. Distribution costs were originally charged to the Fund to the extent capital was raised; such costs charged by related parties were $0 and $70,100 in the years ended December 31, 2001 and 2000, respectively, and $515,700 from inception of the Fund through the suspension of the offering (see Note 1.) Distribution costs charged to the Fund were reduced by $461,550 subsequent to the suspension of the offering since the Directors did not expect additional proceeds to be raised. With the termination of the offering in June 2001, no additional distribution costs will be incurred by the Distributors nor will any additional distribution costs be payable by the Fund. Distribution costs are reflected as a reduction of Members' Equity.

      Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The Fund members are to report their respective shares of Fund income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2001 and 2000, was $159,593 and $219,593, respectively. At December 31, 2001 and 2000, gross unrealized appreciation and depreciation on investments based on cost for federal income tax purposes were as follows:

                                      December 31,   December 31,
                                          2001           2000
                                      ------------   ------------
Unrealized appreciation                $      --      $      --
Unrealized depreciation                 (131,389)      (177,161)
                                         -------         ------
Net unrealized depreciation            $(131,389)     $(177,161)
                                         =======        =======


      Net Decrease in Members' Equity Resulting from
      ----------------------------------------------
      Operations Per Share
      --------------------

Net decrease in members' equity resulting from operations per share is calculated by dividing the weighted average number of investor shares outstanding for the years ended December 31, 2001, 2000 and 1999, of 5,157, 5,065 and 4,043 shares, respectively, into total net decrease in members' equity resulting from operations allocated to investors. The Investment Managers contributed an amount equal to 0.1 percent of investors' capital contributions and did not receive any shares.

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

4.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statement of Operations. Related party costs were as follows:

                                       For the Years Ended December 31,
                                       --------------------------------
                                         2001        2000        1999
                                        -------     -------    -------
Management fees                        $10,314     $13,118     $10,404
Independent Directors' compensation     54,643      47,358      37,526
Reimbursable operating expenses:
 Investment operations                     739      30,379      23,329
 Administrative and investor services   45,530      71,364      69,903
 Computer services                      18,522      22,206      20,134


Management fees are equal to 2 percent of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fees are 2 percent of adjusted capital contributions. Management fees compensate the Investment Managers solely for Investment Manager Overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund. Management fees due to the Investment Managers were $41,256 and $30,942 at December 31, 2001 and 2000, respectively, and were included in due to related parties.

Pursuant to the Operating Agreement, the Fund shall reimburse the Investment Managers for operational costs incurred by the Investment Managers in conjunction with the business of the Fund. Amounts due to related parties for operational costs and cash advances for investment purchases were $613,779 and $528,410 at December 31, 2001 and 2000, respectively.

The Fund reimbursed the Investment Managers and Distributors for distribution costs. Distribution costs are limited to 10.5 percent of the offering proceeds. Distribution costs were originally charged to the Fund to the extent capital was raised; such costs charged by related parties were $0 and $70,100 in the years ended December 31, 2001 and 2000, respectively, and $515,700 from inception of the Fund through the suspension of the offering (see Note 1.) Distribution costs charged to the Fund were reduced by $461,550 subsequent to the suspension of the offering since the Directors did not expect additional proceeds to be raised. With the termination of the offering in June 2001, no additional distribution costs will be incurred by the Distributors nor will any additional distribution costs be payable by the Fund. Distribution costs are reflected as a reduction of Members' Equity.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date plus $1,000 for each of the Directors meetings attended. For the periods ended December 31, 2001, 2000 and 1999, such fees incurred by the Fund were $54,643, $47,358 and $37,526, respectively.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Fund for its share of computer support costs. These amounts are included in computer services expenses.

5.    Allocation of Profits and Losses
      --------------------------------

Net profits and losses of the Fund are allocated as follows:

(a)  Profits

i) First, to those investors and Investment Managers with deficit capital account balances until the deficits have been eliminated; then,
ii) Second, to those investors and Investment Managers as necessary to offset net loss previously allocated under
(b)(ii) below; then,
iii) Third, 80 percent to the investors in proportion to capital account balances, and 20 percent to the Investment
Managers.

(b)  Losses

i) First, to the investors and Investment Managers as necessary to offset net profit previously allocated to the investors under (a)(iii) above; then,
ii) Second, 99 percent to the investors and 1 percent to the Investment Managers.


Losses allocable to investors in excess of their capital account balances are allocated to investors that have positive balances in their capital accounts in proportion to the respective amounts of such positive balances until all such balances have been reduced to zero and thereafter solely to the Investment Managers. Net profit thereafter otherwise allocable to the investors will be allocated to the Investment Managers to the extent of such allocated losses. In no event shall the Investment Managers be allocated less than 1 percent of the net profit of the Fund, plus their pro rata share based on capital contributed.

6.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers. See Note 2-Valuation of Investments.


Restricted Securities
---------------------

At December 31, 2001 and 2000, restricted securities had aggregate market values of $22,388 and $40,388, respectively, representing 3.5 percent and
8.4 percent, respectively, of the net liabilities of the Fund.

Significant events during 2001 are as follows:

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

Sanarus Medical, Inc.
---------------------

In accordance with the directive discussed in Note 1, the Investment Managers sold the Fund's Sanarus shares to an unaffiliated co-investor for their original cost of $60,000 in July 2001.


7.    Net Increase (Decrease) in Unrealized Appreciation (Depreciation)
      ----------------------------------------------------------------
      of Equity Investments
      ---------------------

In accordance with the accounting policy as stated in Note 2, the Statements of Operations includes a line item entitled "Net increase (decrease) in unrealized appreciation (depreciation) of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                         --------------------------------
                                           2001        2000        1999
                                          ------      ------      ------
Unrealized depreciation from cost of
 marketable equity securities           $ (56,277) $ (60,049)   $    --
Unrealized (depreciation) appreciation
 from cost of non-marketable equity
 securities                               (75,112)  (117,112)    67,209
                                          -------    -------     ------
Unrealized (depreciation) appreciation
 from cost at end of year                (131,389)  (177,161)    67,209
Unrealized (depreciation) appreciation
 from cost at beginning of year          (177,161)    67,209         --
                                          -------    -------     ------
Net increase (decrease) in unrealized
 appreciation (depreciation) of
 equity investments                     $  45,772  $(244,370)   $67,209
                                          =======    =======     ======

8.    Cash and Cash Equivalents
      -------------------------

There were no cash and cash equivalents at December 31, 2001. Cash and cash equivalents at December 31, 2000 consisted of:

                                            2000
                                           ------
Demand account                            $54,779
Money-market account                          513
                                           ------
     Total cash and cash equivalents      $55,292
                                           ======

9.    Commitments and Contingencies
      -----------------------------

The Fund is involved in various claims and legal actions incident to its operations, which in the opinion of Investment Managers, based upon advice of counsel, will not materially affect the financial position or results of operations of the Fund.

10.   Financial Highlights
      --------------------

                                       For The Years Ended December 31,
                                     -----------------------------------
                                      2001         2000          1999
                                     ------       ------        ------
(all amounts on a per Share basis)
Net asset value,
 beginning of period                 $ --        $ 25.47       $ 68.01

Contributions                          --          13.84         18.45

Loss from investment
 operations:
  Net investment loss                  --         (20.03)       (71.02)
  Net realized and unrealized
   (loss) gain on investments          --         (19.28)        16.46
                                      ---          -----         -----
  Total from investment operations     --         (39.31)       (54.56)
                                      ---          -----         -----
Net asset value, end of period       $ --        $    --       $ 31.90
                                      ===          =====         =====

Total Return                           --       (100.00)%       (53.09)%

Ratios to average net assets:

 Net investment loss                   --       (101.93)%      (142.14)%

 Expenses                              --        317.79%        124.43%

                              SIGNATURES
                              ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Investment Managers



Date:  March 20, 2002    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and
                                      Chairman of Technology Funding Inc.
                                      and Managing General Partner of
                                      Technology Funding Ltd.




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 20, 2002
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.



The above represents a majority of the Board of Directors of Technology Funding Inc. and the General Partners of Technology Funding Ltd.