Form 10-Q
period 2002-03-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2002-05-15
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2002

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the transition period from N/A to N/A
                                           ---    ---

                      Commission File No. 814-139

             TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC.
             ------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                            94-3266666
-------------------------------     ---------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification No.)
incorporation or organization)

1107 Investment Blvd., Suite 180
Eldorado Hills, California                                       95762
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (916) 941-1400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                        March 31,        December 31,
                                          2002              2001
                                       -----------      -----------
ASSETS

Equity investments (cost basis of
 $159,593 for March 31, 2002
 and December 31, 2001)                 $ 24,684         $ 28,204
                                         -------          -------
     Total assets                       $ 24,684         $ 28,204
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses   $ 14,381         $ 20,771
Due to related parties                   706,189          655,035
                                         -------          -------
     Total liabilities                   720,570          675,806

Commitments and contingencies

Members' equity:
 Investors (5,157 shares outstanding)         --               --
 Investment Managers                    (695,886)        (647,602)
                                         -------          -------
     Total members' equity              (695,886)        (647,602)
                                         -------          -------
     Total liabilities and
       members' equity                  $ 24,684         $ 28,204
                                         =======          =======










The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                            Shares       March 31, 2002      December 31, 2001
                                            as of      -------------------  -------------------
Industry                       Investment  March 31,    Cost        Fair     Cost        Fair
Company               Position    Date       2002       Basis       Value    Basis       Value
---------             -------- ---------- -----------  -------     -------  -------     -------
Equity Investments
------------------

Communications
--------------
iVillage Inc.          Common    1999-
 (c)                   shares    2000      3,061    $ 62,093       $ 8,296   $ 62,093   $ 5,816

Information Technology
----------------------
WorldRes, Inc. (a) (b) Preferred
                       shares    1999     11,157      67,500        13,388     67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a) (b)   shares    2000     15,000      30,000         3,000     30,000     9,000
                                                     -------        ------    -------    ------
Total equity investments                            $159,593      $ 24,684   $159,593   $28,204
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

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three
                                                       Months Ended
                                                         March 31,
                                               --------------------------
                                                2002                2001
                                               ------              ------

Investment expenses:
 Management fees                             $  1,679            $  2,579
 Independent Directors' compensation           12,776               9,067
 Investment operations                          1,795                 783
 Administrative and investor services          13,817              11,816
 Professional fees                             11,293              18,774
 Computer services                              3,404               3,779
                                               ------              ------
     Total investment expenses                 44,764              46,798
                                               ------              ------
Net investment loss                           (44,764)            (46,798)
                                               ------              ------
Net increase in unrealized
 depreciation of equity investments            (3,520)               (876)
                                               ------              ------
Net decrease in members' equity
 resulting from operations                   $(48,284)           $(47,674)
                                               ======              ======
Net decrease in members' equity
 resulting from operations per Share         $  (0.00)           $  (0.00)
                                               ======              ======


















The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                             -------------------------
                                                2002           2001
                                             ---------       ---------
Net decrease in members' equity
 resulting from operations                   $(48,284)      $(47,674)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash provided by
 operating activities:
 Net increase in unrealized
  depreciation of equity investments            3,520            876
 Increase in due to related parties            51,154         62,774
 Decrease in accounts payable and
  accrued expenses                             (6,390)       (12,476)
                                               ------         ------
  Net cash provided by operating
   activities                                      --          3,500
                                               ------         ------

Net increase in cash and cash equivalents          --          3,500

Cash and cash equivalents at beginning
 of year                                           --         55,292
                                               ------         ------
Cash and cash equivalents at March 31        $     --       $ 58,792
                                               ======         ======















The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    General
      -------

In the opinion of the Investment Managers, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods presented. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. Allocation of income and loss to Investors is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at March 31, 2002 and December 31, 2001, was $159,593. At March 31, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was $134,909 and $131,389, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the three months ended March 31, 2002 and 2001 were as follows:

                                                 2002            2001
                                                ------          ------
Management fees                                $ 1,679         $ 2,579
Independent Directors' compensation             12,776           9,067
Reimbursable operating expenses                 13,484          13,094

Management fees due to the Investment Managers were $42,935 and $41,256 at March 31, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At March 31, 2002 and December 31, 2001, due to related parties for such expenses were $663,254 and $613,779, respectively.

6.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers.

Restricted Securities
---------------------

At March 31, 2002 and December 31, 2001, restricted securities had aggregate fair values of $16,388 and $22,388, respectively, representing
2.4 percent and 3.5 percent, respectively, of the net liabilities of the Fund.

7.    Cash and Cash Equivalents
      -------------------------

There were no cash and cash equivalents at March 31, 2002 and at December 31, 2001.

8.    Commitments and Contingencies
      -----------------------------

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters and the proceeding disclosed above, it is the opinion of the Managing General Partners, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.



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

Financial Condition, Liquidity and Capital Resources
----------------------------------------------------

The fund operates as a business development company under the Investment Company Act of 1940 and makes venture capital investments in new and developing companies. The Fund's financial condition is dependent upon the success of the portfolio companies. There is no ready market for many of the Fund's investments. It is possible that some of its venture capital investments may be a complete loss or may be unprofitable and that others will appear likely to become successful, but may never realize their potential. The valuation of the Fund's investments in securities for which there are no available market quotes is subject to the estimate of the Directors of the Fund in accordance with the valuation guidance described in Note 1 to the financial statements included in the Fund's Form 10-K for the year ended December 31, 2001. In the absence of readily obtainable market values, the estimated fair value of the Fund's investments may differ significantly from the values that would have been used had a ready market existed.

Cash and cash equivalents at March 31, 2002 were $0.00. The Investment Manager has agreed to support the Fund's operations through the deferral of payments on the Fund's obligations. This support and cash received from the sales of equity investments are expected to be adequate to fund operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in members' equity resulting from operations for the three months ended March 31, 2002 and 2001, were $48,284 and $47,674, respectively.

Net unrealized depreciation on equity investments was $134,909 and $131,389 at March 31, 2002 and December 31, 2001, respectively. During the quarter ended March 31, 2002, the $3,520 increase in unrealized depreciation of equity investments was attributable to a decrease in the fair value of one of the Fund's restricted securities, partially offset by an increase in the market value of the Fund's marketable equity security. The decrease in unrealized depreciation of $876 for the quarter ended March 31, 2001 was attributable to a decrease in the market value of the Fund's marketable equity security.

Investment expenses totaled $44,764 and $46,798 for the quarters ended March 31, 2002 and 2001, respectively

Given the inherent risk associated with the business of the Fund, the sale of additional investor shares and future performance of the portfolio company investments may significantly impact future operations.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Fund during the quarter ended March 31, 2002.

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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Investment Managers







Date:  May 15, 2002       By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited