Form 10-Q
period 2002-06-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2002-08-14
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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

1107 Investment Boulevard, Suite 180
El Dorado Hills, California                                      95762
---------------------------------------                       --------
(Address of principal executive offices)                     (Zip Code)

                              (916) 947-1400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                         June 30,       December 31,
                                          2002              2001
                                       -----------      -----------
ASSETS

Equity investments (cost of $159,593
 for June 30, 2002 and
 December 31, 2001)                     $ 20,246         $ 28,204
Cash and cash equivalents                     66               --
                                         -------          -------
     Total assets                       $ 20,312         $ 28,204
                                         =======          =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses   $ 17,413         $ 20,771
Due to related parties                   758,628          655,035
                                         -------          -------
     Total liabilities                   776,041          675,806

Commitments and contingencies
 See Note 8.

Members' equity:
 Investors (5,157 shares outstanding)         --               --
 Investment Managers                    (755,729)        (647,602)
                                         -------          -------
     Total members' equity              (755,729         (647,602)
                                         -------          -------
     Total liabilities and
       members' equity                  $ 20,312         $ 28,204
                                         =======          =======










The accompanying notes are an integral part of these financial statements.


STATEMENTS OF INVESTMENTS
-------------------------

                                            Shares       June 30, 2002      December 31, 2001
                                            as of      -------------------  -------------------
Industry                       Investment  June 30,     Cost        Fair     Cost        Fair
Company               Position    Date       2002       Basis       Value    Basis       Value
---------             -------- ---------- -----------  -------     -------  -------     -------
Equity Investments
------------------

Communications
--------------
iVillage Inc.          Common    1999-
 (c)                   shares    2000      3,061    $ 62,093       $ 3,858   $ 62,093   $ 5,816

Information Technology
----------------------
WorldRes, Inc. (a) (b) Preferred
                       shares    1999     11,157      67,500        13,388     67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a) (b)   shares    2000     15,000      30,000         3,000     30,000     9,000
                                                     -------        ------    -------    ------
Total equity investments                            $159,593      $ 20,246   $159,593   $28,204
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

STATEMENTS OF OPERATIONS (unaudited)
------------------------------------

                                                       For the Three              For the Six
                                                       Months Ended               Months Ended
                                                         June 30,                   June 30,
                                                      ---------------            --------------
                                                      2002       2001            2002      2001
                                                     ------     ------          ------    ------

Investment expenses:
 Management fees                                   $  2,278   $  2,578       $   3,957   $  5,157
 Independent Directors' compensation                  8,224     17,067          21,000     26,134
 Investment operations                                  725      1,998           2,520      2,781
 Administrative and investor services                29,274     19,307          43,091     31,123
 Professional fees                                   10,397     15,422          21,690     34,196
 Computer services                                    4,507      5,439           7,911      9,218
                                                     ------     ------         -------    -------
     Total investment expenses                       55,405     61,811         100,169    108,609
                                                     ------     ------         -------    -------
Net investment loss                                 (55,405)   (61,811)       (100,169)  (108,609)
                                                     ------     ------         -------    -------
Net realized gain from sale of equity investment         --         15              --         15
Net (increase) decrease in unrealized
 depreciation of equity investments                  (4,438)    45,271          (7,958)    44,395
                                                     ------     ------         -------    -------
Net decrease in members' equity
 resulting from operations                         $(59,843)  $(16,525)      $(108,127)  $(64,199)
                                                     ======     ======         =======    =======
Net decrease in members' equity
 resulting from operations per Share               $  (0.00)  $  (0.00)      $   (0.00)  $  (0.00)
                                                     ======     ======         =======    =======


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                   For the Six Months
                                                     Ended June 30,
                                                  --------------------
                                                  2002            2001
                                                 ------          ------
Net decrease in members' equity
 resulting from operations                    $(108,127)      $ (64,199)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash used by operating activities:
 Net realized gain from sale of equity
  investment                                         --             (15)
 Net increase (decrease) in unrealized
  depreciation of equity investments              7,958         (44,395)
 Increase in due to related parties             103,593          63,241
 Decrease in accounts payable and
  accrued expenses                               (3,358)         (9,410)
                                                 ------         -------
  Net cash provided (used) by operating
   activities                                        66         (54,778)
                                                 ------         -------
Cash flows from investing activities:
 Proceeds from sale of equity investments            --              15
                                                 ------         -------
  Net cash provided by investing
   activities                                        --              15
                                                 ------         -------
Net increase (decrease) in cash and
 cash equivalents                                    66         (54,763)
Cash and cash equivalents at beginning
 of year                                             --          55,292
                                                 ------         -------
Cash and cash equivalents at June 30           $     66       $     529
                                                 ======         =======

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    Interim Financial Statements
      ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes which would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Investment Managers, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Investors and Investment Managers is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.    Termination of the Offering and the Uncertain Future of the Fund
      ----------------------------------------------------------------

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Mangers to attempt to sell the Fund's assets to non-affiliates. On March 15, 2002, the Independent Directors recommended a proxy be sent to the Fund's Investors to allow them to vote on an early termination of the Fund before the end of 2002. Should the Investors vote to dissolve the Fund, the audited financial statements of the Fund will be prepared on a liquidation basis rather than as a going concern. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Fund has been advised by its independent public accountants that should the Investors approve the early dissolution of the Fund, their report on those financial statements will be modified for that matter.

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

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at June 30, 2002 and December 31, 2001, was $159,593. At June 30, 2002 and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was $139,347 and $131,389, respectively.

5.    Related Party Transactions
      --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the six months ended June 30, 2002 and 2001 were as follows:

                                                 2002            2001
                                                ------          ------
Management fees                                $ 3,957         $ 5,157
Independent Directors' compensation             21,000          26,134
Reimbursable operating expenses                 30,039          32,632

Management fees due to the Investment Managers were $45,213 and $41,256 at June 30, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At June 30, 2002 and December 31, 2001, due to related parties for such expenses were $713,415 and $613,779, respectively.

6.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers.

Restricted Securities
---------------------

At June 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $16,388 and $22,388, respectively, representing 2.2 percent and 3.5 percent, respectively, of the net liabilities of the Fund.

There were no significant purchases or sales of equity investments during the six months ended June 30, 2002.


7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at June 30, 2002 and December 31, 2001, consisted of:

                                           2002           2001
                                          ------         ------
Demand accounts                             $66            $--
                                             --             --
     Total cash and cash equivalents        $66            $--
                                             ==             ==

8.    Commitments and Contingencies
      -----------------------------

From time to time, the Partnership is subject to routine litigation incidental to the business of the Partnership. Although there can be no assurances as to the ultimate disposition of these matters, it is the opinion of the Investment Managers, based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the results of operations and financial condition of the Partnership.



Item 2.   Management's Discussion and Analysis of Financial
          Condition

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Mangers to attempt to sell the Fund's assets to non-affiliates. On March 15, 2002, the Independent Directors recommended a proxy be sent to the Fund's Investors to allow them to vote on an early termination of the Fund before the end of 2002. Should the Investors vote to dissolve the Fund, the audited financial statements of the Fund will be prepared on a liquidation basis rather than as a going concern. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Fund has been advised by its independent public accountants that should the Investors approve the early dissolution of the Fund, their report on those financial statements will be modified for that matter.


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

Cash and cash equivalents at June 30, 2002, were $66. The Investment Manager has agreed to support the Fund's operations through the deferral of payments on the Fund's obligations. This support and cash received from the sales of equity investments are expected to be adequate to fund operations through the next twelve months.

Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in members' equity resulting from operations for the quarter ended June 30, 2002 and June 30, 2001, were $59,843 and $16,525, respectively.

Net unrealized depreciation on equity investments was $139,347 and $134,909 at June 30 and March 31, 2002, respectively. During the quarter ended June 30, 2002, the $4,438 increase in unrealized depreciation of equity investments was attributable to a decrease in the publicly-traded price of iVillage, Inc. The decrease in unrealized depreciation of $45,271 for the quarter ended June 30, 2001, was attributable to an increase in the value of the Fund's Sanarus Medical, Inc. shares.

Investment expenses totaled $55,405 and $61,811 for the quarters ended June 30, 2002 and 2001, respectively.

Given the inherent risk associated with the business of the Fund, the future performance of the portfolio company investments may significantly impact future operations.

Current six months compared to corresponding six months in the preceding
-----------------------------------------------------------------------
year
----

Net decrease in members' equity resulting from operations for the six months ended June 30, 2002 and June 30, 2001, were $108,127 and $64,199, respectively.

Net unrealized depreciation on equity investments was $139,347 and $131,389 at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002, the $7,958 increase in unrealized depreciation of equity investments was primarily attributable to a decrease in the fair value of the Fund's Resolution Sciences Corporation shares. The decrease in unrealized depreciation of $44,395 for the six months ended June 30, 2001, was attributable to an increase in the fair value of the Fund's Sanarus Medical, Inc. shares.

Investment expenses totaled $100,169 and $108,609 for the six months ended June 30, 2002 and 2001, respectively.

II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) A report on Form 8-K was filed by the Registrant on June 28, 2002, to report the appointment of Grant Thornton LLP as the Partnership's public accountants. No financial statements were filed.

                             CERTIFICATION
                             -------------

The undersigned hereby certifies, to such officer's knowledge, that this report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the report fairly presents, in all material respects, the financial condition and results of operation of the Partnership.



Date:  August 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited



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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Investment Managers




Date:  August 14, 2002       By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited