Form 10-Q
period 2002-09-30
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2002-11-14
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002

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

                              (916)941-1400
             --------------------------------------------------
            (Registrant's telephone number, including area code)

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

The Private Securities Litigation Reform Act of 1995 (the Act) provides a safe harbor for forward-looking statements made by or on behalf of the Partnership. The Partnership and its representatives may from time to time make written or oral statements that are "forward-looking", including statements contained in this report and other filings with the Securities and Exchange Commission, and reports to the Partnership's shareholders and news releases. All statements that express expectations, estimates, forecasts and projections are forward-looking statements within the meaning of the Act. In addition, other written or oral statements which constitute forward-looking statements may be made by or on behalf of the Partnership. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", "projects", "forecasts", "may", "should", variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in or suggested by such forward-looking statements. The Partnership undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BALANCE SHEETS
--------------

                                       (unaudited)
                                      September 30,     December 31,
                                          2002             2001
                                      ------------      -----------
ASSETS

Equity investments (cost basis of
 $159,593 at September 30, 2002,
 and December 31, 2001)                 $ 14,817         $ 28,204
Cash and cash equivalents                     66               --
                                         -------          -------
     Total assets                       $ 14,883         $ 28,204
                                         =======          =======
LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses   $  5,048         $ 20,771
Due to related parties                   801,073          655,035
                                         -------          -------
     Total liabilities                   806,121          675,806

Commitments and contingencies
 See Note 7.

Members' equity:
 Investors (5,157 shares outstanding)         --               --
 Investment Managers                    (791,238)        (647,602)
                                         -------          -------
     Total members' equity              (791,238)        (647,602)
                                         -------          -------
     Total liabilities and
       members' equity                  $ 14,883         $ 28,204
                                         =======          =======










The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS
-------------------------

                                            Shares     September 30, 2002    December 31, 2001
                                            as of      ------------------   ------------------
Industry                       Investment September 30, Cost        Fair     Cost      Fair
Company               Position    Date       2002       Basis       Value    Basis     Value
---------             -------- ---------- ------------  -----       -----    -----     -----
Equity Investments
------------------

Communications
--------------
iVillage Inc.          Common    1999-
 (c)                   shares    2000      3,061      $ 62,093    $ 1,776  $ 62,093   $ 5,816

Information Technology
----------------------
WorldRes, Inc. (a) (b) Preferred
                       shares    1999     11,157        67,500     10,041    67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a) (b)   shares    2000     15,000        30,000      3,000    30,000     9,000
                                                       -------     ------   -------    ------
Total equity investments                              $159,593    $14,817  $159,593   $28,204
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

STATEMENTS OF OPERATIONS (unaudited)
-----------------------------------

                                                       For the Three              For the Nine
                                                       Months Ended               Months Ended
                                                       September 30,              September 30,
                                                      ---------------            --------------
                                                      2002       2001            2002      2001
                                                     ------     ------          ------    ------

Investment expenses:
 Management fees                                   $  2,279   $  2,578       $   6,236   $  7,735
 Independent Directors' compensation                  9,500     14,594          30,500     40,728
 Investment operations                                  716        609           3,236      3,390
 Administrative and investor services                14,033     21,457          57,124     52,580
 Professional fees                                    1,232      6,952          22,922     41,148
 Computer services                                    2,320      5,404          10,231     14,622
                                                     ------     ------         -------    -------
     Total investment expenses                       30,080     51,594         130,249    160,203
                                                     ------     ------         -------    -------
Net investment loss                                 (30,080)   (51,594)       (130,249)  (160,203)
                                                     ------     ------         -------    -------
Net realized gain from sale of equity investment         --         --              --         15
Net (increase) decrease in unrealized
 depreciation of equity investments                  (5,429)    (1,684)        (13,387)    42,711
                                                     ------     ------         -------    -------
Net decrease in members' equity
 resulting from operations                         $(35,509)  $(53,278)      $(143,636) $(117,477)
                                                     ======     ======         =======    =======
Net decrease in members' equity
 resulting from operations per Share               $  (0.00)  $  (0.00)      $   (0.00) $   (0.00)
                                                     ======     ======         =======    =======


The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS (unaudited)
------------------------------------

                                                   For the Nine Months
                                                   Ended September 30,
                                                  --------------------
                                                  2002            2001
                                                 ------          ------
Net decrease in members' equity
 resulting from operations                    $(143,636)      $(117,477)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash provided (used) by operating
 activities:
 Net realized gain from sale of equity
  investment                                         --             (15)
 Net increase (decrease) in unrealized
  depreciation of equity investments             13,387         (42,711)
 Increase in due to related parties             146,038          49,430
 Decrease in accounts payable and
  accrued expenses                              (15,723)         (4,005)
                                                -------         -------
  Net cash provided (used) by operating
   activities                                        66        (114,778)
                                                -------         -------
Cash flows from investing activities:
 Proceeds from sale of equity investments                        60,015
                                                -------         -------
  Net cash provided by investing
   activities                                        --          60,015
                                                -------         -------
Net increase (decrease) in cash and
 cash equivalents                                    66         (54,763)
Cash and cash equivalents at beginning
 of year                                             --          55,292
                                                -------         -------
Cash and cash equivalents at September 30     $      66       $     529
                                                =======         =======

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS (unaudited)
----------------------------------------

1.    Interim Financial Statements
      ----------------------------

The accompanying unaudited financial statements included herein have been prepared in accordance with the requirements of Form 10-Q and, therefore, do not include all information and footnotes that would be presented were such financial statements prepared in accordance with generally accepted accounting principles. These statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2001. In the opinion of the Investment Managers, the accompanying interim financial statements reflect all adjustments necessary for the fair presentation of the financial position, results of operations, and cash flows for the interim periods presented. Allocation of income and loss to Investors and Investment Managers is based on cumulative income and loss. Adjustments, if any, are reflected in the current quarter balances. The results of operations for such interim periods are not necessarily indicative of results of operations to be expected for the full year.

2.    Termination of the Offering and the Uncertain Future of the Fund
      ----------------------------------------------------------------

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates. On March 15, 2002, the Independent Directors recommended a proxy be sent to the Fund's Investors to allow them to vote on an early termination of the Fund before the end of 2002. Should the Investors vote to dissolve the Fund, the audited financial statements of the Fund will be prepared on a liquidation basis. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Fund has been advised by its independent public accountants that should the Investors approve the early dissolution of the Fund, their report on those financial statements will be modified for that matter.

Should the Fund not be terminated by the end of 2002, the uncertainties arising from the timing of future liquidation events raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Fund has been advised by its independent public accountants that should the uncertainties surrounding the Fund's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.



3.    Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The Fund members are to report their respective shares of Fund income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at September 30, 2002 and December 31, 2001, were $159,593. At September 30, 2002, and December 31, 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was $144,776 and $131,389, respectively.

4.    Related Party Transactions
      --------------------------

Related party costs are included in investment expenses shown on the Statements of Operations. Related party costs for the nine months ended September 30, 2002 and 2001 were as follows:

                                                 2002            2001
                                                ------          ------
Management fees                                $ 6,236         $ 7,735
Independent Directors' compensation             30,500          40,728
Reimbursable operating expenses                 47,933          52,625

Management fees due to the Investment Managers were $47,492 and $41,256 at September 30, 2002 and December 31, 2001, respectively, and were included in due to related parties.

Certain reimbursable expenses have been accrued based upon interim estimates prepared by the Investment Managers and are adjusted to actual costs periodically. At September 30, 2002 and December 31, 2001, due to related parties for such expenses were $753,581 and $613,779, respectively.

5.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers.

Restricted Securities
---------------------

At September 30, 2002 and December 31, 2001, restricted securities had aggregate fair values of $13,041 and $22,388, respectively, representing
1.6 percent and 3.5 percent, respectively, of the net liabilities of the Fund.

There were no significant purchases or sales of equity investments during the nine months ended September 30, 2002.

6.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at September 30, 2002 and December 31, 2001, consisted of:

                                           2002           2001
                                          ------         ------
Demand accounts                             $66           $--
                                             --            --
     Total cash and cash equivalents        $66           $--
                                             ==            ==

7.    Commitments and Contingencies
      -----------------------------

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


Item 2.   Management's Discussion and Analysis of Financial
          Condition

Technology Funding Securities Corporation suspended the offering of shares of the Fund on April 25, 2000. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates. On March 15, 2002, the Independent Directors recommended a proxy be sent to the Fund's Investors to allow them to vote on an early termination of the Fund before the end of 2002. Should the Investors vote to dissolve the Fund, the audited financial statements of the Fund will be prepared on a liquidation basis. The accompanying interim financial statements do not include any adjustments that might result from a change to accounting on a liquidation basis. The Fund has been advised by its independent public accountants that should the Investors approve the early dissolution of the Fund, their report on those financial statements will be modified for that matter.

Should the Fund not be terminated by the end of 2002, the uncertainties arising from the timing of future liquidation events raise substantial doubt about the Fund's ability to continue as a going concern. The accompanying interim financial statements do not include any adjustments that might result from the outcome of these uncertainties. The Fund has been advised by its independent public accountants that should the uncertainties surrounding the Fund's future operations remain unresolved at year-end, their report on those financial statements will be modified for that contingency.

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

Cash and cash equivalents at September 30, 2002, were $66.  The
Investment Manager has agreed to support the Fund's operations through the deferral of payments on the Fund's obligations. This support and cash received from the sales of equity investments are expected to be adequate to fund operations through the next twelve months.


Results of Operations
---------------------

Current quarter compared to corresponding quarter in the preceding year
-----------------------------------------------------------------------

Net decrease in members' equity resulting from operations for the quarter ended September 30, 2002 and September 30, 2001, were $35,509 and $53,278, respectively.

Investment expenses totaled $30,080 and $51,594 for the quarters ended September 30, 2002 and 2001, respectively. The decrease is due to decreased administrative costs and investment monitoring activity, along with decreased professional fees.

Net unrealized depreciation on equity investments was $144,776 and $139,347 at September 30 and June 30, 2002, respectively. During the quarter ended September 30, 2002, the $5,429 increase in unrealized depreciation of equity investments was attributable to a decrease in the publicly-traded price of iVillage, Inc. and the fair value of WorldRes, Inc., a private portfolio company in the information technology industry. There was an increase in unrealized depreciation of $1,684 for the quarter ended September 30, 2001.

Given the inherent risk associated with the business of the Fund, the future performance of the portfolio company investments may significantly impact future operations.

Current nine months compared to corresponding nine months in the
----------------------------------------------------------------
preceding year
--------------

Net decrease in members' equity resulting from operations for the nine months ended September 30, 2002 and September 30, 2001, was $143,636 and $117,477, respectively.

Net unrealized depreciation on equity investments was $144,776 and $131,389 at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002, the $13,387 increase in unrealized depreciation of equity investments was primarily attributable to decreases in the fair value of private portfolio companies in the information technology and medical industries and a decrease in the publicly-traded price of iVillage.com. The decrease in unrealized depreciation of $42,711 for the nine months ended September 30, 2001, was attributable to the sale of the Fund's Sanarus Medical, Inc. shares.

Investment expenses totaled $130,249 and $160,203 for the nine months ended September 30, 2002 and 2001, respectively. The decrease is primarily due to decreased professional fees, partially offset by increased personnel costs.


Item 4.  Procedures and Controls

The undersigned is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Venture Capital Fund VI, LLC. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Venture Capital Fund VI, LLC's disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Venture Capital Fund VI, LLC in this report is accumulated and communicated to Technology Funding Venture Capital Fund VI, LLC's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Venture Capital Fund VI, LLC's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.
                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief
Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Technology Funding Venture Capital Fund VI, LLC.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and
c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002     By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a) No reports on Form 8-K were filed by the Fund during the quarter ended September 30, 2002.



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

                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI,LLC

                         By:  TECHNOLOGY FUNDING INC.
                              TECHNOLOGY FUNDING LTD.
                              Investment Managers


Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                              -----------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited


                             CERTIFICATION
                             -------------

In connection with the Technology Funding Venture Capital Fund VI, LLC (the Fund) Quarterly Report on Form 10-Q for the period ending September 30, 2002, as filed with the Securities and Exchange Commission (the Report), I Charles, R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify, pursuant to 18 U.S.C. Section 1350, as added Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of Section 15(d) of the Securities Exchange Act of 1934; and

2. To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund as of and for the period covered by the Report.

Date:  November 14, 2002    By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited