Form 10-K
period 2002-12-31
TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI LLC
filed 2003-03-25
CIK 1034416

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                              FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                  For the Year Ended December 31, 2002

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

                                   PART I

Item 1.  BUSINESS
------   --------

Technology Funding Venture Capital Fund VI, LLC (the Fund or the Registrant) is a limited liability company organized under the laws of the State of Delaware in February 1997. Through April 25, 2000, the Fund was offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The offering commenced on January 22, 1998, (the Commencement Date). The shares were being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. TFSC suspended the offering of shares of the Fund on April 25, 2000, with a total of 5,157 shares sold. The Fund's original contributed capital was $516,216, consisting of $515,700 from investors and $516 from the Investment Managers, Technology Funding Ltd. (TFL) and Technology Funding Inc.
(TFI).  The Investment Managers do not own any shares.

In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates.
On March 14, 2003, at a special meeting of the Fund, the Fund's Investors voted to terminate the Fund as of that date.

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

No matter was submitted to a vote of the holders of Shares of the Fund during 2002.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
------   -------------------------------------------------
         STOCKHOLDER MATTERS
         -------------------

(a) 	There is no established public trading market for the
    Shares.

(b) 	At December 31, 2002, there were 153 shareholders of
    record.

(c) 	The Registrant, does not pay dividends.
    Distributions of cash and securities, however, may be made to the investors in the Fund pursuant to the Registrant's Operating Agreement.

Item 6.  SELECTED FINANCIAL DATA
------   -----------------------

                                              For the Years Ended and
                                                 as of December 31,
                                  -------------------------------------------------
                                    2002      2001      2000      1999      1998
                                  --------  --------  --------  --------   --------
Investment income                 $     -- $      -- $      -- $   1,313 $   5,109
Net investment loss               (208,714) (211,514) (316,362) (250,014)  (96,994)
Realized losses from investment
 write-offs                             --        --   (59,997)       --        --
(Increase) decrease in unrealized
 depreciation of equity
 investments                       (21,980)   45,722  (244,370)   67,209        --
Net decrease in members' equity
 resulting from operations before
 cumulative effect of change in
 accounting principle             (230,694) (165,727) (620,729) (182,805)  (96,994)
Cumulative effect of change in
 accounting principle                   --        --        --   (40,000)       --
Net decrease in members' equity
 resulting from operations        (230,694) (165,727) (620,729) (222,805)  (96,994)
Net decrease in members' equity
 resulting from operations per
 Share before cumulative effect
 of change in accounting principle      --        --    (39.31)   (44.77)   (38.70)
Cumulative effect per Share of
 change in accounting principle         --        --        --     (9.79)       --
Net decrease in members' equity
 resulting from operations
 per Share                              --        --    (39.31)   (54.56)   (38.70)
Total assets                        13,545    28,204    97,724   349,515   214,692

See Notes 2 and 4 to the financial statements for a description of the method of calculation of net decrease in members' equity resulting from operations per Share.




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

In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates. In December 2002, the Investment Managers adopted a plan of liquidation and at December 31, 2002, the Investment Managers determined that the fair value of the Fund's investments in portfolio companies totaled $6,224. On March 14, 2003, at a special meeting of the fund, the Fund's Investors voted to terminate the Fund as of that date.

The accompanying financial statements have been prepared on a liquidation basis, in which the carrying values of the remaining assets are presented at estimated realizable values and all liabilities are presented at known and estimated amounts required to liquidate the fund. It is anticipated that the proceeds from the sale of the assets will be used to settle accounts payable and amounts due to related party. However, as a result of liquidation, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Further, a plan of liquidation could materially change the amounts and classifications reported in the financial statements. Upon settlement of the liabilities of the Partnership, it is anticipated that there will be no funds remaining for distribution to the Investors.

For the year ended December 31, 2002, net cash provided by operating activities totaled $7,321. The Fund received advances from the Investment Managers for operating expenses totaling $134,056 and paid $41,000 in compensation to Independent Directors. The Fund paid operating expenses of $14,822 to related parties as part of an employee retention program. Payments to vendors for operating expenses totaled $70,913.


Results of Operations
---------------------

2002 compared to 2001
---------------------

The net decrease in members' equity resulting from operations for the years ended December 31, 2002 and 2001, was $230,694 and $169,727, respectively.

Investment expenses totaled $208,714 and $211,514 for the years ended December 31, 2002 and 2001, respectively. In 2002,the Managing General Partners billed the Partnership $9,693 and $1,927 for operating expenses incurred during 2001 and prior years, respectively. Had these expenses been billed in the prior years the investment expenses for 2002 and 2001 would have been $197,094 and $221,207, respectively. The decrease is primarily due to decreased professional fees partially offset by expenses resulting from liquidation.

Unrealized depreciation on equity investments was $153,369 and $131,389 at December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the $21,980 decrease in unrealized depreciation was primarily attributable to the decrease in fair market value of private portfolio companies in the medical and information technology industries. During the year ended December 31, 2001, the $45,772 decrease in unrealized depreciation of equity investments was primarily attributable to the sale of the Fund's investment in Sanarus Medical, Inc.

Given the inherent risk associated with the business of the Fund, the performance of portfolio company investments may significantly impact future operations.

2001 compared to 2000
---------------------

The net decrease in members' equity resulting from operations for the years ended December 31, 2001 and 2000, was $165,727 and $620,729, respectively.

Unrealized depreciation on equity investments was $131,389 and $177,161 at December 31, 2001 and 2000, respectively. During the year ended December 31, 2001, the $45,772 decrease in unrealized depreciation was primarily attributable to the sale of the Fund's investment in Sanarus Medical, Inc. During the year ended December 31, 2000, the $244,370 increase in unrealized depreciation of equity investments was primarily attributable to decreases in the value of the Fund's marketable equity securities and the fair value of the Fund's investments in restricted securities.

During 2000, the Fund recorded a realized loss from investment write-offs of $59,997, which represents the Fund's total investment in Biex, Inc. Biex, Inc. suspended operations in November 2000 after it was unable to obtain additional financing. There were no investment write-offs in 2001.

Investment expenses totaled $211,514 and $316,362 for the years ended December 31, 2001 and 2000, respectively. The decrease is primarily due to decreased administrative and investor services and decreased professional fees.

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2002. See Note 2 to the financial statements.





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

The Fund does not have a significant exposure to modest public market price fluctuations as the Fund primarily invests in private business enterprises. However, should significant changes in market equity prices occur, there could be a longer-term effect on valuations of private companies, which could affect the carrying value and the amount and timing of gains realized on these investments. Since there is typically no public market for the Fund's investments in private companies, the valuation of the investments is subject to the estimate of the Fund's Directors. In the absence of a readily ascertainable market value, the estimated value of the Fund's investments in private companies may differ significantly from the values that would be placed on the portfolio if a ready market existed. The Fund's portfolio also includes common stocks in publicly traded companies. These investments are directly exposed to equity price risk, in that a hypothetical 10 percent change in these equity prices would result in a similar percentage change in the fair value of these securities.

Item 8.  FINANCIAL STATEMENTS
------   --------------------

The financial statements of the Registrant are set forth in
Item 15.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------   ------------------------------------------------
ACCOUNTING AND FINANCIAL DISCLOSURE
         -----------------------------------

A Form 8-K was filed by the Partnership on July 1, 2002, to report the appointment of Grant Thornton LLP as the Partnership's independent public accountants.



                      PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------  --------------------------------------------------

The Directors are responsible for the management and administration of the Fund. The Directors consist of three Independent Directors and a representative from each of Technology Funding Ltd., a California limited partnership
(TFL), and its wholly owned subsidiary, Technology Funding Inc., a California corporation (TFI). TFL and TFI are the Investment Managers. The Fund has no executive officers. Information concerning the ownership of TFL and the business experience of the key officers of TFI, the partners of TFL and the Independent Directors is incorporated by reference from the sections entitled "Management of the Fund-The Investment Managers", "Management of the Fund-Key Personnel of the Investment Managers" and "Management of the Fund-The Fund Directors" on pages 23 to 25 of the Prospectus as revised June 4, 1998, forming a part of the December 5, 1997, Pre-effective Amendment No. 1 to the Form N-2 Registration Statement No 333-23913 dated July 11, 1997.

Item 11. EXECUTIVE COMPENSATION
-------  ----------------------

The Registrant has no officers. The Fund pays the Investment Managers a management fee for supervising the venture capital operations of the Fund. In 2002, the Fund incurred $8,514 in management fees. As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date as defined in the Partnership Agreement, and $1,000 for each attended meeting of the Directors. For the year ended December 31, 2002, $41,000 of such fees were incurred. The Independent Directors are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Directors.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------  ---------------------------------------------------
MANAGEMENT
----------

Two investors each own beneficially 9.7% of the outstanding shares. No other investor beneficially holds more than 5 percent of the aggregate number of shares offered for sale. Neither the Investment Managers nor any of their officers, directors or partners own any shares. None of the Independent Directors own any shares.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------  ----------------------------------------------

The Registrant has engaged in no transactions with the Investment Managers or their officers and partners other than as described above, in the notes to the financial statements, or in the Fund's Operating Agreement.


Item 14. PROCEDURES AND CONTROLS
-------  -----------------------

The undersigned officer is responsible for establishing and maintaining disclosure controls and procedures for Technology Funding Venture Capital Fund IV, LLC. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that Technology Funding Venture Capital Fund VI, LLC's disclosure controls and procedures are effective to ensure that information required to be disclosed by Technology Funding Venture Capital Fund VI, LLC in this report is accumulated and communicated to Technology Funding Venture Capital Fund VI, LLC's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure.

The certifying officer also has indicated that there were no significant changes in Technology Funding Venture Capital Fund VI, LLC's internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

                               PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
-------  ------------------------------------------------------
         FORM 8-K
         --------

        (a) List of Documents filed as part of this Annual Report on Form 10-K

             (1) Financial Statements - the following financial statements are filed as a part of this Report:

                  Report of Independent Certified Public Accountants as
                   of and for the year ended December 31, 2002
                  Report of Independent Public Accountants as of and
                   for the years ended December 31, 2001 and 2000
                  Statement of Net Assets in Liquidation as of
                   December 31, 2002
                  Statement of Net Assets as of December 31, 2001 Statement of Investments in Liquidation as of
                   December 31, 2002
                  Statement of Investments as of December 31, 2001 Statements of Changes in Net Assets in Liquidation
                   for the year ended December 31, 2002
                  Statements of Changes in Net Assets for the years
                   ended December 31, 2001 and 2000
                  Statements of Partners' Capital for the years
                   ended December 31, 2002, 2001 and 2000
                  Statements of Changes in Cash Flows for the years
                   ended December 31, 2002, 2001 and 2000
                  Notes to Financial Statements

             (2)  Financial Statement Schedules

                  All schedules have been omitted because they are not applicable or the required information is included in the financial statements or the notes thereto.

             (3)  Exhibits

                  None

         (b)  Reports on Form 8-K

             (1) On July 1, 2002, the Partnership reported on Form 8-K the appointment of Grant Thornton LLP as the Partnership's independent public accountants.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
--------------------------------------------------



To the Members of
     Technology Funding Venture Capital Fund VI, LLC:

We have audited the accompanying statement of net assets in liquidation of Technology Funding Venture Capital Fund VI, LLC (a Delaware limited liability company) (the Fund), including the statement of investments in liquidation, as of December 31, 2002, and the related statements of changes in net assets in liquidation, members' equity, and changes in cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Technology Funding Venture Capital Fund VI, LLC as of December 31, 2001 and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2002.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included physical inspection of securities owned as of December 31, 2002. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1 to the financial statements, in December of 2002, the Independent Directors of the Fund adopted a plan of liquidation and commenced liquidation of the Fund on December 31, 2002. As a result, as of December 31, 2002, the Fund changed its basis of accounting from the accrual basis to the liquidation basis. Accordingly, the carrying values of the remaining assets as of December 31, 2002, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technology Funding Venture Capital Fund VI, LLC as of December 31, 2002, and the results of its operations, changes in members' equity and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America applied on the basis described in the preceding paragraph.




Albuquerque, New Mexico                           /S/GRANT THORNTON LLP
March 17, 2003

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


Los Angeles, California                         /S/ARTHUR ANDERSEN LLP
March 15, 2002

THIS IS A COPY OF THE AUDIT REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC FILING ON FORM 10-K FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000. THIS AUDIT REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP IN CONNECTION WITH THIS FILING ON FORM 10-K.

STATEMENTS OF NET ASSETS IN LIQUIDATION
---------------------------------------

                                                       December 31,
                                                    ------------------
                                                    2002          2001
                                                    ----          ----
ASSETS

Equity investments (cost basis of
  $159,593 for 2002 and 2001)                    $  6,224      $ 28,204
Cash and cash equivalents                           7,321            --
                                                  -------       -------
     Total assets                                $ 13,545      $ 28,204
                                                  =======       =======

LIABILITIES AND MEMBERS' EQUITY

Accounts payable and accrued expenses            $ 10,548      $ 20,771
Due to related parties, not revalued
   in liquidation                                 881,293       655,035
                                                  -------       -------
     Total liabilities                            891,841       675,806

Commitments and contingencies
  (See Note 8)

Members' equity
 (5,157 shares outstanding)                      (878,296)     (647,602)
                                                  -------       -------
     Total liabilities and
       members' equity                           $ 13,545      $ 28,204
                                                  =======       =======





The accompanying notes are an integral part of these financial statements.



STATEMENTS OF INVESTMENTS IN LIQUIDATION
----------------------------------------

                                            Shares     December 31, 2002     December 31, 2001
                                            as of      ------------------   ------------------
Industry                       Investment December 31,  Cost        Fair     Cost      Fair
Company               Position    Date       2002       Basis       Value    Basis     Value
---------             -------- ---------- ------------  -----       -----    -----     -----
Equity Investments
------------------

Communications
--------------
iVillage Inc.          Common    1999-
 (c)                   shares    2000      3,061      $ 62,093    $ 2,877  $ 62,093   $ 5,816

Information Technology
----------------------
WorldRes.com,
 Inc. (a) (b)          Preferred
                       shares    1999     11,157        67,500      3,347    67,500    13,388

Medical/Biotechnology
---------------------
Resolution Sciences    Preferred
 Corporation (a) (b)   shares    2000     15,000        30,000        -0-    30,000     9,000
                                                       -------     ------   -------    ------
Total equity investments                              $159,593    $ 6,224  $159,593   $28,204
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

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION
--------------------------------------------------

                                        For the Years Ended December 31,
                                        -------------------------------
                                            2002      2001      2000
                                            ----      ----      ----
Investment income:
 Interest income                          $     -- $      -- $      --
                                           -------   -------   -------
     Total investment income                    --        --        --

Investment expenses:
 Management fees                             8,514    10,314    13,118
 Independent Directors' compensation        41,000    54,643    47,358
 Investment operations                       4,632     4,124    33,449
 Administrative and investor services       97,129    64,635   115,495
 Professional fees                          19,083    59,276    84,736
 Computer services                          12,356    18,522    22,206
 Liquidation expenses                       26,000        --        --
                                           -------   -------   -------
     Total investment expenses             208,714   211,514   316,362
                                           -------   -------   -------
Net investment loss                       (208,714) (211,514) (316,362)
                                           -------   -------   -------
Net realized gain from sale of
 equity investment                              --       15        --
Realized loss from investment
 write-offs                                     --       --    (59,997)
                                           -------   -------   -------
Net realized income (loss)                      --       15    (59,997)
                                           -------   -------   -------
Net (increase) decrease in unrealized
 depreciation of equity investments        (21,980)   45,772  (244,370)
                                           -------   -------   -------
Net decrease in members' equity
 resulting from operations               $(230,694)$(165,727)$(620,729)
                                           =======   =======   =======
Net decrease in members' equity
 resulting from operations per Share    $       -- $      -- $  (39.31)
                                           =======   =======   =======

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF MEMBERS' EQUITY
-----------------------------

For the years ended December 31, 2002, 2001 and 2000:
                                                                      Deferred
                                                   Investment       Distribution
                                      Investors     Managers            Costs         Total
                                      ---------    ----------       ------------      -----
Members' equity, January 31, 2000      128,999        (2,747)        (447,926)       (321,674)
Sales of Fund shares                    70,100            --               --          70,100
Investment Managers'
 capital contributions                      --            65               --              65
Deferred distribution costs                 --            --          390,363         390,363
Net investment loss                   (101,474)     (214,888)              --        (316,362)
Net realized loss                      (19,244)      (40,753)              --         (59,997)
Net increase in unrealized
 depreciation                          (78,381)     (165,989)              --        (244,370)
                                       -------       -------          -------         -------
Members' equity, December 31, 2000          --      (424,312)         (57,563)       (481,875)
Net investment loss                         --      (211,514)              --        (211,514)
Net realized income                         --            15               --              15
Net decrease in unrealized
 depreciation                               --        45,772               --          45,772
                                       -------       -------          -------         -------
Members' equity, December 31, 2001    $     --     $(590,039)       $ (57,563)      $(647,602)
Net investment loss                         --      (208,714)              --        (208,714)
Net increase in unrealized
 depreciation                               --       (21,980)              --         (21,980)
                                       -------       -------          -------         -------
Members' equity, December 31, 2002    $     --     $(820,733)       $ (57,563)      $(878,296)
                                       =======       =======           ======         =======

 The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN CASH FLOWS
-----------------------------------

                                                      For the years
                                                    ended December 31,
                                              -----------------------------
                                                2002       2001      2000
                                                ----       ----      ----
Net decrease in members'
 equity resulting from operations          $(230,694) $(165,727) $(620,729)

Adjustments to reconcile net decrease in
 members' equity resulting from operations
 to net cash provided (used) by operating
 activities:
  Net realized gain from sale of equity
   investment                                    --         (15)        --
  Realized loss from investment write offs       --          --     59,997
  Net increase (decrease) in net
   unrealized depreciation
   of equity investments                      21,980    (45,772)   244,370
  (Decrease) increase in accounts payable
   and accrued expenses                      (10,223)       524     (6,487)
  Increase in due to related parties         226,258     95,683    289,647
                                             -------    -------    -------
  Net cash provided (used) by operating
 activities                                    7,321   (115,307)   (33,202)
                                             -------    -------    -------
Cash flows from investing activities:
 Purchase of equity investments                   --         --    (31,613)
 Proceeds from sale of equity investments         --     60,015         --
                                             -------    -------    -------
  Net cash provided (used) by
   investing activities                           --     60,015    (31,613)
                                             -------    -------    -------
Cash flows from financing activities:
 Proceeds from sale of investor shares            --         --     70,100
 Investment Managers' capital contributions       --         --         65
 Payments for organizational and
  distribution costs                              --         --     (1,087)
 Payments from restricted cash                    --         --     23,500
 Proceeds from Investment Manager for
  investment purchases                            --         --     16,700
                                             -------    -------    -------
  Net cash provided by financing activities       --         --    109,278
                                             -------    -------    -------


STATEMENTS OF CHANGES IN CASH FLOWS (continued)
----------------------------------------------
                                                      For the years
                                                    ended December 31,
                                              -----------------------------
                                                2002       2001      2000
                                                ----       ----      ----
Net increase (decrease)in cash and
 cash equivalents                              7,321    (55,292)    44,463
Cash and cash equivalents at beginning
 of year                                          --     55,292     10,829
                                             -------    -------    -------
Cash and cash equivalents at end of year   $   7,321        --  $   55,292
                                             =======    =======    =======
Noncash financing activities:

Decrease in deferred distribution
 costs due to Investment Managers          $      --  $     --  $ (315,689)
                                             =======    =======    =======

























The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
-----------------------------

1.    General
      -------

Organization
------------

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

From February 1997 through January 22, 1998, the Fund was inactive. The offering commenced on January 22, 1998, (the Commencement Date). Through April 25, 2000, the Fund was offering 1,000,000 shares in an aggregate amount of up to $100,000,000. The shares were being offered and sold through Technology Funding Securities Corporation (TFSC), a wholly owned subsidiary of TFI, and a registered member of the National Association of Securities Dealers, Inc. TFSC suspended the offering of shares of the Fund on April 25, 2000 with a total of 5,157 shares sold. The Fund's original contributed capital was $516,216, consisting of $515,700 from investors and $516 from the Investment Managers, TFL and TFI. The Investment Managers do not own any shares.

Dissolution of Fund
-------------------

In December 2002, the Investment Managers adopted a plan of liquidation. In June 2001, the Independent Directors terminated the offering because current market conditions and the small size of the Fund would have made it unlikely that the Fund would ever achieve its investment objectives and directed the Investment Managers to attempt to sell the Fund's assets to non-affiliates. On March 14, 2003, at a special meeting of the fund, the Fund's Investors voted to terminate the Fund as of that date. At December 31, 2002, the Investment Managers determined that the fair value of the Fund's investments in portfolio companies totaled $6,224.

It is anticipated that the Investment Managers will incur costs of $26,000 to wind up the affairs of the Partnership. In accordance with the liquidation basis of accounting, these amounts have been accrued as of December 31, 2002.

As of December 31, 2002, the gross amount of the Fund's liabilities exceeds the anticipated proceeds from the liquidation of assets by $878,296. The accompanying financial statements have been prepared on a liquidation basis, in which the carrying values of the remaining assets are presented at estimated realizable values and all liabilities are presented at known and estimated amounts required to liquidate the fund. It is anticipated that the proceeds from the sale of the assets will be used to settle accounts payable and amounts due to related party. However, as a result of liquidation, such realization of assets and liquidation of liabilities are subject to significant uncertainty. Further, a plan of liquidation could materially change the amounts and classifications reported in the financial statements. Upon settlement of the liabilities of the Partnership, it is anticipated that there will be no funds remaining for distribution to the Investors.


2.    General Summary of Significant Accounting Policies
      --------------------------------------------------

      Preparation of Financial Statements
      -----------------------------------

The accompanying financial statements have been prepared on the liquidation basis of accounting which requires that assets be presented at their realizable values and liabilities at their settlement amounts. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates. Estimates include the estimate of fair value of investments, liabilities and contingencies. Because of the inherent uncertainty of valuation, the estimated fair value of investments may differ significantly from the values that would have been used had a ready market for investments existed, and the differences could be material.

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

Unrestricted publicly traded securities are valued at the closing sales price or bid price that is available on a national securities exchange or over-the-counter market. Valuation discounts of 5 percent to 50 percent are applied to publicly traded securities subject to resale restrictions resulting from Rule 144 or contractual lock-ups, such as those commonly associated with underwriting agreements or knowledge of material non-public information.

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

At December 31, 2002, and December 31, 2001, the investment portfolio included investments totaling $3,347 and $22,388, respectively, whose fair values were established in good faith by the Management Committee in the absence of readily ascertainable market values. There were no restrictions on publicly traded securities held at December 31, 2002 or 2001. Because of the inherent uncertainty in the valuation, the values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In the case of an other-than-temporary decline in value below cost basis, an appropriate reduction in the cost basis is recognized as a realized loss with the new cost basis being adjusted to equal the fair value of the investment. Cost basis adjustments are reflected as "Realized loss from investment write-offs" on the Statements of Changes in Net Assets in Liquidation.

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

      Deferred Distribution Costs
      ---------------------------

The Fund reimbursed the Investment Managers and Distributors for distribution costs. Distribution costs are limited to 10.5 percent of the offering proceeds. Distribution costs were originally charged to the Fund to the extent capital was raised; such costs charged by related parties were $0 in the years ended December 31, 2002 and 2001, and $515,700 from inception of the Fund through the suspension of the offering (see Note 1.) Distribution costs charged to the Fund were reduced by $461,550 subsequent to the suspension of the offering since the Directors did not expect additional proceeds to be raised. With the termination of the offering in June 2001, no additional distribution costs will be incurred by the Distributors nor will any additional distribution costs be payable by the Fund. Distribution costs are reflected as a reduction of Members' Equity.

      Provision for Income Taxes
      --------------------------

No provision for income taxes has been made by the Fund as the Fund has elected to be treated as a partnership for income tax purposes, and, therefore, the Fund is not directly subject to taxation. The Fund members are to report their respective shares of Fund income or loss on their individual tax returns.

The accompanying financial statements are prepared using accounting principles generally accepted in the United States which may not equate to tax accounting. The cost of investments on a tax basis at December 31, 2002 and 2001, was $159,593. At December 31, 2002 and 2001, gross unrealized depreciation on investments based on cost for federal income tax purposes was $153,369 and $131,389, respectively.

      Net Decrease in Members' Equity Resulting from
      ----------------------------------------------
      Operations Per Share
      --------------------

Net decrease in members' equity resulting from operations per share is calculated by dividing the weighted average number of investor shares outstanding for the years ended December 31, 2002, 2001 and 2000, of 5,157, 5,157 and 5,065 shares, respectively, into total net decrease in members' equity resulting from operations allocated to investors. The Investment Managers contributed an amount equal to 0.1 percent of investors' capital contributions and did not receive any shares.

New Accounting Pronouncement
----------------------------

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS No. 146"). SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 will not require the restatement of previously issued financial statements. The Partnership has implemented early adoption of SFAS No. 146 to all applicable costs associated with exit or disposal activities incurred during 2002.


3.    Related Party Transactions
      --------------------------

Related party costs are included in costs and expenses shown on the Statements of Changes in Net Assets in Liquidation. Related party costs were as follows:

                                       For the Years Ended December 31,
                                       --------------------------------
                                         2002        2001        2000
                                        -------     -------    -------
Management fees                         $ 8,514     $10,314     $13,118
Independent Directors' compensation      41,000      54,643      47,358
Reimbursable operating expenses:
 Investment operations                    1,522         739      30,379
 Administrative and investor services    58,632      45,530      71,364
 Computer services                       12,356      18,522      22,206
 Liquidation expenses                    26,000          --          --

Management fees are equal to 2 percent of total investor capital contributions for each of the years of Fund operation during the offering period. In subsequent years, the management fees are 2 percent of adjusted capital contributions. Management fees compensate the Investment Managers solely for Investment Manager Overhead (as defined in the Operating Agreement) incurred in supervising the investment operations of the Fund. Management fees due to the Investment Managers were $49,770 and $41,256 at December 31, 2002 and 2001, respectively, and were included in due to related parties.

Pursuant to the Operating Agreement, the Fund shall reimburse the Investment Managers for operational costs incurred by the Investment Managers in conjunction with the business of the Fund. Amounts due to related parties for operational costs and cash advances for investment purchases were $831,523 and $613,779 at December 31, 2002 and 2001, respectively.

In 2002 the Managing General Partners billed the Partnership $9,693, $1,101 and $826 for previously unbilled operating expenses incurred during 2001, 2000 and prior years, respectively. Had the additional expenses been billed in the years in which they were incurred, the investment expenses for 2002, 2001 and 2000 would have been $197,094, $221,207 and $317,463, respectively.

The Fund reimbursed the Investment Managers and Distributors for distribution costs. Distribution costs are limited to 10.5 percent of the offering proceeds. Distribution costs were originally charged to the Fund to the extent capital was raised; there were no such costs charged by related parties in the years ended December 31, 2002 and 2001, respectively, and $515,700 from inception of the Fund through the suspension of the offering (see Note 1.) Distribution costs charged to the Fund were reduced by $461,550 subsequent to the suspension of the offering since the Directors did not expect additional proceeds to be raised. With the termination of the offering in June 2001, no additional distribution costs will be incurred by the Distributors nor will any additional distribution costs be payable by the Fund. Distribution costs are reflected as a reduction of Members' Equity.

As compensation for their services, the Independent Directors each receive $10,000 annually beginning on the Commencement Date as defined in the Partnership Agreement and $1,000 for each attended meeting of the Directors. For the period ended December 31, 2002,such fees incurred by the Fund were $41,000. The Independent Directors are reimbursed for all out-of-pocket expenses relating to attendance of the meetings, committees or otherwise of the Directors.

Under the terms of a computer service agreement, Technology
Administrative Management, a division of TFL, charges the Fund for its share of computer support costs. These amounts are included in computer services expenses.

Retention bonuses were offered to and accepted by key employees of the Investment Managers in late 2002. The expense for these bonuses, which were approved by the Independent Directors during the September 2002 Directors meeting, was $14,822 and was paid in 2002. The bonuses, incremented by annual salary increases, will be paid to those individuals who are still full-time employees of the Investment Managers in April 2007. Upon the resignation of personnel no adjustment to the retention bonus amount previously paid by the Partnership to the Managing General Partners shall occur until a replacement person is hired.


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

5.    Equity Investments
      ------------------

All investments are valued at fair value as determined in good faith by the Investment Managers. See Note 2, Valuation of Investments.

Restricted Securities
---------------------

At December 31, 2002 and 2001, restricted securities had aggregate market values of $3,347 and $22,388, respectively, representing 0.4 percent and
3.5 percent, respectively, of the net liabilities of the Fund.

6.    Net (Increase) Decrease in Unrealized Depreciation of Equity
      ------------------------------------------------------------
      Investments
      -----------

In accordance with the accounting policy as stated in Note 2, the Statements of Changes in Net Assets in Liquidation includes a line item entitled "Net (increase) decrease in unrealized depreciation of equity investments." The table below discloses details of the changes:

                                         For the Years Ended December 31,
                                         --------------------------------
                                           2002        2001        2000
                                          ------      ------      ------
Unrealized depreciation from cost of
 marketable equity securities            $(59,216) $ (56,277) $ (60,049)
Unrealized depreciation
 from cost of non-marketable equity
 securities                               (94,153)   (75,112)  (117,112)
                                          -------    -------    -------
Unrealized depreciation from cost
 at end of year                          (153,369)  (131,389)  (177,161)
Unrealized (depreciation) appreciation
 from cost at beginning of year          (131,389)  (177,161)    67,209
                                          -------    -------    -------
Net (increase) decrease in unrealized
 depreciation of equity investments      $(21,980) $  45,772  $(244,370)
                                          =======    =======    =======

7.    Cash and Cash Equivalents
      -------------------------

Cash and cash equivalents at December 31, 2002, were $7,321. There were no cash and cash equivalents at December 31, 2001.

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


                    TECHNOLOGY FUNDING VENTURE CAPITAL FUND VI, LLC

                           By:  TECHNOLOGY FUNDING INC.
                                TECHNOLOGY FUNDING LTD.
                                Investment Managers



Date:  March 24, 2003    By:       /s/Charles R. Kokesh
                               --------------------------------
                                      Charles R. Kokesh
                                      President, Chief Executive Officer,
                                      Chief Financial Officer and
                                      Chairman of Technology Funding Inc.
                                      and Managing General Partner of
                                      Technology Funding Ltd.


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature         Capacity                   Date
          ---------         --------                   ----

 /s/Charles R. Kokesh      President, Chief        March 24, 2003
------------------------   Executive Officer,
    Charles R. Kokesh      Chief Financial
                           Officer and Chairman of
                           Technology Funding Inc.
                           and Managing General
                           Partner of Technology
                           Funding Ltd.

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



                              CERTIFICATION
                              -------------

I, Charles R. Kokesh, President, Chief Executive Officer, Chief Financial Officer and Chairman of Technology Funding Inc. and Managing General Partner of Technology Funding Limited, certify that:

1. I have reviewed this annual report on Form 10-K of Technology Funding Venture Capital Fund VI, LLC.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within the entity, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the Evaluation Date); and
c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 24, 2003        By:     /s/Charles R. Kokesh
                               --------------------------------
                                     Charles R. Kokesh
                                     President, Chief Executive
                                     Officer, Chief Financial
                                     Officer and Chairman of
                                     Technology Funding Inc. and
                                     Managing General Partner of
                                     Technology Funding Limited

Technology Funding Venture Capital Fund VI, LLC   3/24/2003  2:34 PM

Page 1 of 36
Technology Funding Venture Capital Fund VI, LLC